Form 10-Q
period 1995-09-30
FIRST HARRISBURG BANCOR INC
filed 1995-11-14
CIK 846768

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20552


                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarter ended:
                               September 30, 1995

                          Commission File No.: 0-17913


                         FIRST HARRISBURG BANCOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Pennsylvania                                        25-1597970
-----------------------                             ---------------------
(State of incorporation                                (I.R.S. Employer
   or organization)                                 Identification Number)

234 North Second Street, Harrisburg, PA                    17101
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: (717) 232-6661
                                                           --------------

Indicate by check mark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     TITLE OF CLASS                         OUTSTANDING AT  November 6, 1995
     --------------                         --------------------------------
Common Stock, $.01 par value                          2,337,284 shares

                         FIRST HARRISBURG BANCOR, INC.

                                     INDEX

Part I - Financial Statements

         Item 1.  Financial Statements

               Consolidated Statements of Financial
               Condition, September 30, 1995
               and December 31, 1994 (unaudited)

               Consolidated Statements of Operations,
               Three and nine months ended September 30, 1995 and 1994 (unaudited)

               Consolidated Statements of Cash Flows,
               Nine months ended Septemer 30, 1995 and
               1994 (unaudited)

               Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Part II - Other Information:

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit 11.  Computation of Earnings Per Share

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                    September 30,       December 31,
                                                                        1995                1994
                                                                     -----------         -----------
                             (In thousands)                                    (unaudited)
ASSETS
   Cash and cash equivalents:
     Cash and amounts due from banks ........................        $     4,115         $     6,608
     Interest-bearing deposits ..............................              2,765               1,898
                                                                     -----------         -----------
   Total cash and cash equivalents ..........................              6,880               8,506

   Investment securities (fair value: 1995, $21,198;
     1994, $15,806) .........................................             20,979              16,385
   Mortgage-backed securities (fair value:
     1995, $41,590; 1994, $36,593) ..........................             41,853              38,074
   Loans receivable, net ....................................            189,058             170,130
   Loans held for sale ......................................             40,022              26,104
   Accrued interest receivable ..............................              1,624               1,471
   Real estate:
     Acquired in settlement of loans, net ...................                200               1,154
     Acquired for development, net ..........................                216                 249
   Property and equipment, net ..............................              1,835               1,772
   Federal Home Loan Bank stock, at cost ....................              5,502               4,306
   Deferred tax asset .......................................                435                 535
   Servicing rights and premiums on sale of loans, net ......                210                 250
   Prepaid expenses and other assets ........................                882               1,049
                                                                     -----------         -----------
     Total assets ...........................................        $   309,696         $   269,985
                                                                     ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits .................................................        $   167,843         $   151,460
   Short-term borrowings ....................................             39,069              64,980
   Advances from Federal Home Loan Bank .....................             70,964              22,011
   Funds due remittance service and other ...................                557               1,578
   Advances from borrowers for taxes and insurance ..........              3,323               3,836
   Long-term debt ...........................................                209                 278
   Other liabilities ........................................              2,831               2,043
   Income taxes payable .....................................                232                 400
                                                                     -----------         -----------
     Total liabilities ......................................            285,028             246,586
                                                                     -----------         -----------

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)
                                                                    September 30,       December 31,
                                                                        1995                1994
                                                                     -----------         -----------
                             (In thousands)                                    (unaudited)
Stockholders' equity:
   Preferred stock:  5,000,000 shares authorized; none issued
   Common stock:  $.01 par; 10,000,000 shares
     authorized; 2,389,162 and 2,357,464 shares issued
     and outstanding in 1995 and 1994, respectively, of which
     51,878 and 0 shares are held in Treasury stock .........                 24                  24
   Capital in excess of par .................................             15,298              15,197
   Retained earnings, partially restricted ..................             10,073               8,531
   Unrealized gain (loss) on securities available for sale ..                123                 (75)
   Employee stock ownership plan obligation .................               (209)               (278)
                                                                     -----------         -----------
                                                                          25,309              23,399
   Less Treasury stock at cost ..............................               (641)               --
     Total stockholders' equity .............................             24,668              23,399

   Total liabilities and stockholders' equity ...............        $   309,696         $   269,985
                                                                     ===========         ===========

Common stock issued and outstanding at December 31, 1994 has been adjusted to reflect the recognition of the two for one stock split of January 1995.

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Three Months Ended                    Nine Months Ended
     (In thousands, except per share data)                         September 30,                        September 30,
                                                              1995              1994               1995               1994
                                                           ----------        ----------         ----------         ----------
                                                                    (unaudited)                           (unaudited)
Interest income:
     Loans receivable .............................        $    3,847        $    3,368         $   11,302         $    9,322
     Loanss held for sale .........................               929               560              2,086              1,544
     Investment securities held for sale ..........                35                10                107                 44
     Investment securities held to maturity .......               497               324              1,347                709
     Mortgage-backed securities available for sale                199               234                618                760
     Mortgage backed securities held to maturity ..               494               371              1,348              1,074
                                                           ----------        ----------         ----------         ----------
       Total interest income ......................             6,001             4,867             16,808             13,453
                                                           ----------        ----------         ----------         ----------

Interest expense:
     Deposits .....................................             2,030             1,450              5,609              4,518
     FHLB advances ................................               910               276              1,721                774
     Short-term borrowings ........................               695               652              2,570              1,211
                                                           ----------        ----------         ----------         ----------
       Total interest expense .....................             3,635             2,378              9,900              6,503
                                                           ----------        ----------         ----------         ----------
Net interest income ...............................             2,366             2,489              6,908              6,950
Provision for loan losses .........................              --                --                 --                 --
                                                           ----------        ----------         ----------         ----------
Net interest income after provision for loan losses             2,366             2,489              6,908              6,950
                                                           ----------        ----------         ----------         ----------

Noninterest income:
     Other fees and charges .......................               163               246                495                690
     Servicing fee income .........................               147               136                457                398
     Gain (loss) on sale of:
       Trading account securities .................              --                --                 --                  (11)
       Securities available for sale ..............              --                --                    1               --
       Mortgages ..................................               644               303              1,295              1,198
       Property and equipment, net ................              --                  (6)              --                   (8)
       Servicing ..................................              --                --                 --                  114
     Income (loss) from real estate operations ....                 3                12                 30                109
     Other ........................................                 1                 1                 (1)                 9
                                                           ----------        ----------         ----------         ----------
       Total noninterest income ...................               958               692              2,277              2,499
                                                           ----------        ----------         ----------         ----------

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)
                                                               Three Months Ended                    Nine Months Ended
     (In thousands, except per share data)                         September 30,                        September 30,
                                                              1995              1994               1995               1994
                                                           ----------        ----------         ----------         ----------
                                                                    (unaudited)                           (unaudited)
Noninterest expense:
     Salaries and employee benefits ...............             1,000             1,052              2,926              3,255
     Occupancy, net ...............................               380               315              1,041                980
     Data processing services .....................                48                49                147                154
     Federal insurance premiums ...................               112               109                322                334
     Marketing ....................................                74                80                359                265
     Professional fees ............................                85               104                253                238
     Provision for real estate losses .............                14              (205)                19               (200)
     Other ........................................               384               284              1,035                926
                                                           ----------        ----------         ----------         ----------
       Total noninterest expense ..................             2,097             1,788              6,102              5,952
                                                           ----------        ----------         ----------         ----------

Income before income taxes ........................             1,227             1,393              3,083              3,497
Income taxes ......................................               458               567              1,153              1,479
                                                           ----------        ----------         ----------         ----------
Net income ........................................        $      769        $      826         $    1,930         $    2,018
                                                           ==========        ==========         ==========         ==========

Earnings per common and common equivalent share*: .        $     0.32        $     0.34         $     0.80         $     0.84
                                                           ==========        ==========         ==========         ==========
Cash dividends paid per share* ....................        $    0.055        $    0.055         $     .165         $     0.10
                                                           ==========        ==========         ==========         ==========

*1994 per share  figures  adjusted  for the two for one stock  split of  January
1995.

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                          Nine Months Ended
                      (In thousands)                                                        September 30,
                                                                                       1995               1994
                                                                                    ----------         ----------
Cash flows from operating activities:
Net income .................................................................        $    1,930         $    2,018
                                                                                    ----------         ----------
Adjustments:
     Depreciation ..........................................................               283                257
     Interest credited on deposits .........................................             5,593              4,506
     Provision for real estate losses ......................................                19               (200)
     Purchase of investment securities held in trading account .............              --               (1,497)
     Proceeds from sale of investment securities held in trading account ...              --                1,485
     (Gain) loss on sale of:
       Investment securities held in trading account .......................              --                   11
       Investment securities available for sale ............................                (1)              --
       Mortgages ...........................................................            (1,295)            (1,197)
       Servicing ...........................................................              --                 (114)
       Real estate acquired:
              In settlement of loans .......................................                 4               (104)
              For development ..............................................               (54)               (61)
       Property and equipment ..............................................              --                    1
     Loss on abandonment of property and equipment .........................              --                    7
     (Increase) decrease in provision for deferred income taxes ............               (25)               406
     Loans held for sale, sold .............................................           348,854            324,503
     Proceeds from the sale of servicing ...................................              --                  114
     Investment in loans held for sale .....................................           (90,493)           (86,956)
     Loans held for sale, purchased ........................................          (271,850)          (226,286)
     Amortization of loan costs (fees) .....................................                24               (106)
     Amortization of servicing rights and premiums on sale of loans ........                40                 26
     Increase in servicing rights and premiums on sale of loans ............              --                   (5)
     Increase in accrued interest receivable ...............................              (153)              (188)
     Decrease (increase) in prepaid expenses and other assets ..............               167               (465)
     Increase (decrease) in other liabilities ..............................               788               (742)
     Decrease in income taxes payable ......................................              (168)              (103)
                                                                                    ----------         ----------
       Total adjustments ...................................................            (8,267)            13,292
                                                                                    ----------         ----------
Net cash (used in) provided by operating activities ........................            (6,337)            15,310
                                                                                    ----------         ----------
FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
                                                                                          Nine Months Ended
                      (In thousands)                                                        September 30,
                                                                                       1995               1994
                                                                                    ----------         ----------
Cash flows from investing activities:
     Principal payments on loans ...........................................            26,304             31,714
     Investment in loans ...................................................           (25,033)           (58,993)
     Loans purchased .......................................................           (18,797)              --
     (Costs) fees deferred on loans and mortgages ..........................              (833)               453
     Change in undisbursed loans in process ................................               215               (822)
     Purchase of:
       Investment and mortgage-backed securities available for sale ........            (4,821)              --
       Investment and mortgage-backed securities held to maturity ..........           (16,128)           (10,104)
       Property and equipment ..............................................              (346)              (303)
       FHLB stock ..........................................................            (1,196)               (19)
     Proceeds from:
       Maturities and principal reductions of investment and mortgage-backed
          securities available for sale ....................................               882              2,440
       Maturities and principal reductions of investment and mortgage-backed
          securities held to maturity ......................................            11,331              9,171
       Sales of investment and mortgage-backed securities available for sale               687              5,939
       Sales of real estate acquired:
         In settlement of loans ............................................               989              1,009
         For development ...................................................                87                485
         Sales of property and equipment ...................................              --                    1
     Investment in real estate acquired for development and in
       settlement of loans .................................................              --                   29
                                                                                    ----------         ----------
Net cash used in investing activities ......................................        ($  26,659)        ($  19,000)
                                                                                    ----------         ----------
Cash flows from financing activities:
     Net increase (decrease) in deposits ...................................        $   10,790         ($  15,900)
     Net increase (decrease) in:
       Federal Home Loan Bank advances .....................................            48,953             (2,544)
       Short-term borrowings ...............................................           (25,911)            21,286
       Funds due remittance service and other ..............................            (1,021)             2,664
       Advance payments by borrowers for taxes and insurance ...............              (513)              (575)
     Proceeds from issuance of stock .......................................               102                114
     Payments to acquire treasury stock ....................................              (641)              --
     Cash dividends ........................................................              (389)              (351)
                                                                                    ----------         ----------
Net cash provided by financing activities ..................................            31,370              4,694
                                                                                    ----------         ----------
Net (decrease) increase  in cash and cash equivalents ......................            (1,626)             1,004
Cash and cash equivalents, beginning of period .............................             8,506              9,872
                                                                                    ----------         ----------
Cash and cash equivalents, end of period ...................................        $    6,880         $   10,876
                                                                                    ==========         ==========
Supplemental disclosures of cash flow information:
    Cash paid during the periods for:
       Interest on deposits, FHLB advances and other short-term borrowings .        $    5,371         $    2,656
       Income Taxes ........................................................             1,220              1,179

FIRST HARRISBURG BANCOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)



Supplemental schedule of noncash investing and financing activities:

     Real estate in settlement of loans has been acquired without the use of cash or cash equivalents. Such additions to real estate acquired in
     settlement   of  loans   amounted  to  $58  and  $359  in  1995  and  1994,
     respectively.

                         FIRST HARRISBURG BANCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of First Harrisburg Bancor, Inc. (the "Company") and its wholly-owned subsidiary, First Federal Savings and Loan Association of Harrisburg (the "Association"). All significant intercompany items have been eliminated.

Loans Receivable:

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and costs.

Provisions for losses on loans are charged to operations based upon management's evaluation of potential losses. Specific provisions are established on loans where a decline in value has been identified. In addition, general provisions are established for losses based upon the overall portfolio composition and general market conditions. Collection efforts on charged-off consumer loans are pursued through professional collection agencies.

Recognition of interest income on loans is computed using the effective interest method. An allowance for uncollected interest is established for loans that are past due based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued. Loans are returned to accrual status, when the collectibility of past due principal and interest is reasonably assured.

The Company  adopted the provisions of Financial  Accounting  Standards  Board's
(FASB) Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosure" (SFAS 118) on January 1, 1995.

SFAS 114, as amended by SFAS 118, addresses the accounting by creditors for impairment of certain loans. The Standards require that impaired loans that are within the scope of the Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, alternatively, at the loan's market price or the fair value of the collateral if the loan is collateral dependent.

The Company did not have any loans deemed to be impaired at January 1, 1995 and September 30, 1995.

Investment Securities:

The Company accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, the Company classifies its debt and marketable equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

At September 30, 1995, the unrealized gains on investment securities resulted in an increase to investment and mortgage-backed securities of $200,000 and an after-tax increase to stockholders' equity of $123,000.

The amortized cost and fair values of investment securities are summarized as follows:

                                                         September 30, 1995              December 31, 1994
                                                     ------------------------        ------------------------
                                                     Amortized         Fair          Amortized         Fair
                (In thousands)                         Cost            Value            Cost           Value
                                                     --------        --------        --------        --------
Investment securities available for sale ....        $  2,248        $  2,317        $  1,026        $  1,061
Investment securities held to maturity ......          18,662          18,881          15,324          14,745
Mortgage-backed securities available for sale           7,048           7,179           7,930           7,772
Mortgage-backed securities held to maturity .          34,674          34,411          30,302          28,821
                                                     --------        --------        --------        --------
                                                     $ 62,632        $ 62,788        $ 54,582        $ 52,399
                                                     ========        ========        ========        ========

Loan Servicing Rights:

The cost of loan servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues. The cost of loan servicing rights acquired, and the amortization thereon, is periodically evaluated in relation to estimated future net servicing revenues based on management's best estimate of remaining loan lives.

In May 1995, FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122), SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value.

The Company presently does not know and cannot reasonably estimate the impact of adopting the provisions of SFAS 122 on its financial condition or results of operations.

SFAS 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, with early application encouraged, to transactions in which an institution sells or securitizes mortgage loans with servicing rights released. In addition, the provisions of SFAS 122 should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of SFAS 122. The Company expects to adopt the provisions of SFAS 122 effective January 1, 1996.

Loan Origination and Commitment Fees and Related Costs:

All loan origination and commitment fees and certain related direct costs are offset and the net deferred amount is recognized as an adjustment to interest income, based on the interest method over the life of the loans.

Loans Held For Sale:

Loans held for sale are reported at the lower of cost or market, determined as of the balance sheet date. The amount by which cost exceeds market value in the aggregate is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income of the period in which the change occurs. Gains and losses on the sale of loans are determined using the specific identification method.

Real Estate:

Real estate acquired in settlement of loans is recorded at the lower of cost or estimated fair value minus estimated cost to sell at the date of foreclosure. At the time of foreclosure the excess, if any, of cost over the estimated fair value of the property is charged to the allowance for loan losses. Fair values are determined by independent appraisals or by discounting cash flows for income producing properties. Real estate acquired for development is carried at the lower of cost, including the cost of improvements and amenities incurred subsequent to acquisition, or estimated net realizable value. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Valuations are performed periodically by management on both real estate acquired for development and real estate acquired in settlement of loans. An allowance for losses is established by a charge to operations if the carrying value of real estate acquired for development exceeds its estimated net realizable value, or the carrying value of real estate acquired in settlement of loans exceeds its estimated fair value.

Derivatives:

Premiums paid for interest rate cap agreements are amortized into interest expense over the term of the agreements. Interest expense is reduced when the index rate exceeds the interest rate cap specified in the agreement on a purchased cap. Unamortized premiums are included in prepaid expenses in the consolidated statements of financial condition.

Property and Equipment and Depreciation:

Land is carried at cost. Buildings, leasehold improvements, furniture and equipment are carried at cost less accumulated depreciation. Depreciation is based on the straight-line method over the estimated useful lives of the assets of 25-33 years for buildings, 20 years for land improvements, 5-7 years for furniture and equipment, and over the terms of the related lease or estimated useful life for leasehold improvements.

Income Taxes:

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the asset and liability method in computing income tax expense for financial reporting purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common and Common Equivalent Share:

Earnings per common  share have been  computed  based upon the weighted  average number of common and common equivalent shares outstanding, adjusted retroactively to reflect the two for one stock split of January 1995. Stock options are regarded as common stock equivalents and are computed using the treasury stock method. In addition, cash dividends paid per share have been adjusted retroactively to reflect the two for one stock split of January 1995.

Unaudited Financial Statements:

The unaudited financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the results of operations for such periods.

The results of operations for the three- and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations expected for the full year.

The unaudited financial statements and notes are condensed and do not include all information that is required to be included in a complete set of financial statements by generally accepted accounting principles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Office of Thrift Supervision (the "OTS") prescribes by regulation the liquidity ratios that insured member institutions must maintain. The liquidity ratio represents the percentage of cash and other eligible investments to net withdrawable deposits plus borrowings due in one year or less. The current minimum liquidity requirement is 5%, but is subject to change from time-to-time by the OTS. Penalties are assessed for failure to comply with minimum regulatory levels. Savings deposits, borrowings, and loan repayments, together with interest on investments and interest and fees on loans, provide the majority of the sources of funds for liquidity. The Association has traditionally maintained its liquidity ratio above required levels to assure prompt funding of loan commitments and to meet depositors' requirements and other short-term funding needs. The Association's average liquid assets were approximately $31.3 million and $24.7 million at September 30, 1995 and December 31, 1994, respectively, representing average liquidity ratios of 11.5% and 10.3%, respectively, at those dates.

The Association's liquidity targets are regularly reviewed and are based on the Association's commitment to make loans and investments and its ability to generate funds. The targets are also affected by the yields on available investments, the attractiveness of such yields and the Association's expectations as to future yields and deposit and borrowing costs.

During the nine months ended September 30, 1995, the Association had an increase of $18.9 million in the loan portfolio. In that period, loan originations and purchases were $43.8 million, premiums and deferred costs were $1.5 million, principal loan repayments were $26.3 million and foreclosures totaled $58,000. Loans receivable increased primarily due to the purchase of variable rate loans.

The Association purchases adjustable and fixed rate mortgage loans from independent originators, its AVSTAR Mortgage Corporation ("AMC") subsidiary and from mortgage-banking companies participating in the Association's FirstFunding program. Loans purchased from independent originators and AMC are generally held in the Association's loan portfolio. Financing for the FirstFunding program is provided by the Federal Home Loan Bank ("FHLB") FundLine Program. Loans purchased for the FirstFunding program are held in the loans held for sale portfolio until such time as they are resold in the secondary market. These purchased loans meet strict portfolio criteria of interest rate and credit risk underwriting standards.

Loans held for sale and mortgage-backed securities increased $13.9 million and $3.8 million, respectively, during the nine months ended September 30, 1995. Loans held for sale increased primarily due to higher loan origination activity at AMC and higher purchases of loans through the FirstFunding program. Mortgage-backed securities increased due to the purchase of variable rate securities which was partially offset by principal repayments.

Approximately 68.6% of total loans, loans held for sale and mortgage-backed securities had adjustable rates or short terms at September 30, 1995, compared to 61.8% at December 31, 1994. During 1995, the Assocaition purchased $18.4 million of variable rate loans which has resulted in a $15.0 million increase in the mortgage loan portfolio at September 30, 1995. Funding for such loans was provided by borrowings at the FHLB. The Association continues to emphasize consumer lending to take advantage of higher yields and shorter maturities. During the nine months ended September 30, 1995, the consumer loan portfolio, consisting primarily of home improvement and equity lines of credit, increased by $3.9 million. At September 30, 1995, the Association had signed mortgage commitments of approximately $19.1 million and had available lines of credit, on the borrowers' home equity, of $33.9 million of which $18.3 million has been drawn as of September 30, 1995.

Deposits  during the nine month period ended  September 30, 1995  increased 16.4 million. The primary reason for the increase was due to higher interest rates during 1995 and the more aggressive approach the Association has taken in setting rates on certificates of deposit to attract new deposits. The Association has outstanding FHLB advances and borrowings of $110.0 million. These FHLB borrowings consist of : $71.0 million of long-term advances; $12.2 million of short-term borrowings; and $26.8 million in short-term borrowings through the FundLine Program.

The Association continues to have capital in excess of all current regulatory capital requirements. On September 30, 1995, First Federal had ratios of tangible capital of 7.2%, core leverage capital of 7.2%, and risk-based capital of 11.6%. Federal regulations require tangible capital of 1.5%, core leverage capital of 3.0%, and risk-based capital of 8.0%.


RESULTS OF OPERATIONS:

Summary:

Annualized return on average equity for the three- and nine-month periods ended September 30, 1995 was 12.6% and 10.7%, respectively, compared with 14.7% and 12.2% for the same periods in 1994. Annualized return on average assets for the three- and nine- month periods ended September 30, 1995 was 1.0% and .9%, respectively, compared with 1.2% and 1.0% for the same periods in 1994.

Net interest income and income taxes decreased and noninterest expense increased during the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. Noninterest income increased in the three month period and decreased in the nine month period ended September 30, 1995, over the same periods in 1994. Net interest income decreased due to higher funding costs to attract new deposits and higher borrowing costs. Noninterest income increased in the three-month period due to increased gains on the sale of mortgages. Noninterest income decreased in the nine month period primarily from a decline in fees earned through INVEST as well as a gain on the sale of servicing at AMC and a gain on the sale of real estate owned during 1994. Noninterest expense increased due to the reduction of real estate reserves for land development projects in 1994, higher occupancy, office expense and in the nine month period, increased marketing expense all of which were partially offset by a reduction in salaries and benefits.

Interest Income:

Interest income on loans increased $479,000 or 14.2% and $2.0 million or 21.2% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. The increase in both periods was attributable to the increase in loan originations and purchases of loans by the Association from AMC and loans purchased by the Association from independent loan originators increasing the average balance of the loan portfolio 14.3% and 20.4% for the three- and nine- month periods ended September 30, 1995. The average yield of the loan portfolio was consistent at 8.66% and 8.59% for the three- and nine-month periods ended September 30, 1995 compared with 8.66% and 8.53% for the same periods in 1994.

Interest income on loans held for sale increased $369,000 or 65.9% and 542,000 or 35.1% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. These increases were primarily due to an increase in the average loans held for sale portfolio of 50.7% and 9.2% for the three- and nine-month periods ended September 30, 1995 as a result of increased volume in the Association's FirstFunding program and originations at AMC. In addition, the average yield of the loans held for sale portfolio increased to 8.69% and 8.59% for the three- and nine-month periods ended September 30, 1995 compared with 7.89% and 6.94% over the same periods in 1994.

Interest income on mortgage-backed securities increased $88,000 or 14.5% and $132,000 or 7.2% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. These increases were the result of an increase in the average yield of the mortgage-backed securities portfolio to 6.60% and 6.53% for the three- and six- month period ended September 30, 1995 from 5.97% and 5.83% in the same period in 1994. The average balance of the mortgage-backed securities portfolio increased 3.7% for the three-month period ended September 30, 1995 and decreased 4.2% for the nine month period ended September 30, 1995.

Interest income on investment securities increased $198,000 or 59.3% and $701,000 or 93.1% in the three-and nine-month periods ended September 30, 1995, compared to the same periods in 1994. These increases resulted from a 35.6% and 44.3% increase in the average balance of the investment portfolio and an increase in the average yield to 7.22% and 7.28% in the three- and nine-month periods ended September 30, 1995 from 6.15% and 5.43% in the same periods in 1994. The increase in the average investment portfolio was due to the purchase of government agency securities based on management's desire to grow the portfolio which is consistent with asset/liability management strategies.

Interest Expense:

Interest expense on deposits increased $580,000 or 40.0% and $1.1 million or 24.2% in the three- and nine- month periods ended September 30, 1995, compared to the same periods in 1994. These increases were due to an increase in the average cost of deposits to 4.78% and 4.59% for the three- and nine-month periods ended September 30, 1995 from 3.82% and 3.83% for the same periods in 1994. As a result of the efforts to attract new deposits, average deposits increased 11.7% and 3.4% in the three- and nine- month periods ended September 30, 1995.

Interest expense on FHLB advances increased $634,000 or 229.7% and $947,000 or 122.4% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. The increases were due to an increase in average advances of $37.6 million and $16.0 million in the three- and nine-month periods ended September 30, 1995 as well as increases in the average cost of advances to 6.10% and 6.00% in this same period compared to 4.99% and 4.64%, respectively, in 1994. These advances were used to fund the purchase of loans and securities.

Interest expense on short-term borrowings increased $43,000 or 6.6% and $1.4 million or 112.2% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. The increase in the three month period resulted from an increase to 6.54% in the average cost of short-term borrowings from 5.01% in the prior period which was partially offset by an 18.4% decline in average draws against lines of credit. The increase in the nine month period was a result of a $16.9 million increase in average reverse repurchase agreements and in average draws against lines of credit from the FHLB over this same period in 1994. These lines of credit were primarily used to fund loan purchases by the Association of loans originated at AMC in 1994 and loan purchases through the Association's FirstFunding program. In addition, the average cost of short-term borrowings increased to 6.43% in the nine-month period ended September 30, 1995 from 4.43% in the same period in 1994.

Provision for Loan Losses:

There were no additions to the provision for loan losses during the three- and nine-month periods ending September 30, 1995. The quality of the loan and real estate owned portfolio continues to improve. Nonperforming assets declined to $2.3 million at September 30, 1995 from $2.5 million at December 31, 1994. Management is of the opinion that adequate valuation allowances have been established. As experience dictates or as economic changes occur, the allowance for losses will be reviewed and, if necessary, will be adjusted.

Activity in the allowance for loan losses is summarized as follows:

                                                                  September 30,        December 31,
          (In thousands)                                               1995                1994
                                                                     --------            --------
Balance at beginning of period ..............................        $  1,098            $  1,224
Commercial real estate loan charge-offs .....................            (136)               --
Consumer loan charge-offs ...................................             (58)               (146)
Consumer loan recoveries ....................................               2                  20
Provision for losses ........................................            --                  --
                                                                     --------            --------
Balance at end of period ....................................        $    906            $  1,098
                                                                     ========            ========
Allowance for loan losses as a percent of total loans .......              .5%                 .7%
Allowance for loan losses as a percent of nonperforming loans            42.5%               84.7%
Net charge-offs as a percent of average loans outstanding ...              .1%                 .1%

Nonperforming assets are as follows:

                                                                  September 30,        December 31,
          (In thousands)                                               1995                1994
                                                                     --------            --------
Nonaccrual residential real estate loans ....................        $    898            $    586
Loans serviced with recourse ................................             593                 173
Nonaccrual consumer loans ...................................             641                 537
                                                                     --------            --------
   Total nonperforming loans ................................           2,132               1,296
Real estate owned, net ......................................             200               1,154
                                                                     --------            --------
Total nonperforming assets ..................................        $  2,332            $  2,450
                                                                     ========            ========
Total nonperforming loans as a percent of total loans .......             1.1%                 .8%
Total nonperforming assets as a percent of total assets .....              .8%                 .9%

Noninterest Income:

Noninterest income increased $266,000 or 38.4% and decreased $222,000 or 8.9% in the three- and nine-month periods ended September 30, 1995, over the same periods in 1994. The increase in the three month period was largely due to an increase in gains from the sale of mortgages at AMC due to an increase in mortgage refinancing activity. This increase in gains on sale of mortgages was partially offset by a decline in fees earned by First Harrisburg Service Corporation's INVEST division due to lower sales volume. The decrease in the nine month period was largely due to the decline in fees earned by the INVEST division and gains in the prior period from the sale of real estate owned and the sale of servicing at AMC all of which were partially offset by an increase in gains from the sale of mortgages at AMC due to an increase in mortgage refinancing activity and increased loan servicing fee income.

Noninterest Expense:

Noninterest expense increased $309,000 or 17.3% and $150,000 or 2.5% during the three and nine-month periods ended September 30, 1995, over the same periods in 1994. Salaries and benefits decreased in both periods due to reduced salary costs resulting from a reduction in personnel associated with loan origination activity and reduced incentive accruals. Additionally, contributing to the decline in the nine month period was a payment in the prior period to two AMC officers for the termination of an employment agreement which was based on the net value of the mortgage servicing portfolio. Occupancy expense increased in both periods due to higher office building maintenance and system upgrades including development of a wide area network and its associated communication costs. Federal insurance premiums decreased in the nine month period due to lower savings balances at the time the semi-annual premium was calculated. Discussions are currently ongoing pertaining to the recapitalization of the Savings Association Insurance Fund (SAIF). Marketing expense increased in both periods due to advertising campaigns for new savings products and consumer loans. Professional fees decreased in the three month period due to costs connected with the review of acquisition proposals in 1994 which was offset in the nine month period by costs associated with a new loan application system, the deferred compensation program, the ESOP and foreclosure costs connected with two loans. Provision for real estate losses increased in both periods due to a $217,000 reduction in real estate reserves on Second Harrisburg Service Corp's
(SHSC) land development projects in 1994. The reductions were made possible by SHSC's sale of its interest in a joint venture and reductions in land development projects in 1994. SHSC is a second tier subsidiary of the Association. Other noninterest expense increased in both periods due to increased costs associated with new retail savings products such as check imaging and debit cards and office expense associated with the opening of two new branch locations for AMC and increased loan origination volume.

Income Taxes and Cumulative Effect of Change in Accounting Principle:

The Company incurred for 1995 financial accounting purposes, effective federal and state income tax rates of 30.9% and 6.5%, respectively. For the same period in 1994 the effective federal and state income tax rates were 33.8% and 8.5%, respectively.

Net Income:

Net income decreased $57,000 or 6.9% and $88,000 or 4.8% for the three- and nine-month periods ended September 30, 1995, over the same periods in 1994.

New Accounting Standards:

In May 1995, FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amends Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value.

The Company presently does not know and cannot reasonable estimate the impact of adopting the provisions of SFAS 122 on its financial condition or results of operations.

SFAS 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, with early application encouraged, to transactions in which an institution sell or securitizes mortgage loans with servicing rights released. In addition, the provisions of SFAS 122 should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of SFAS 122. The Company expects to adopt the provisions of SFAS 122 effective January 1, 1996.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

Currently, the Bank has not determined whether it will adopt the fair value based method and accordingly, cannot estimate the impact on the basic financial statements that SFAS 123 will have upon adoption.

SFAS 123 is effective for financial statements with fiscal years beginning after December 15, 1995.

Pending Legislation:

The Congress is currently considering imposing a one-time recapitalization assessment by the Federal Deposit Insurance Corporation on Savings Association Insurance Fund (SAIF) members. This assessment is expected to be in the range of 80 to 90 basis points and would result in a pre-tax charge of approximately $1.3 million to $1.4 million. The assessment is expected to be imposed prior to March 31, 1996. Subsequent to the one-time assessment, the Association expects a substantial reduction in its deposit insurance premium rates.

In addition to the one-time recapitalization assessment, Congress is also considering various other legislation which would impact the thrift industry. These items consist of federal tax issues, thrift charter issues, and SAIF structural changes. At the present time, the Association cannot reasonably estimate the impact of these legislative issues on the Association's financial condistion or results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services as measured by the consumer price index.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGE IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibit 1.  Computation of Earnings Per Share


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST HARRISBURG BANCOR, INC.



                                     By: /s/ J. Frederic Redslob
                                        ------------------------------------
                                        J. Frederic Redslob, Duly Authorized
                                        and Chief Financial Officer
Dated:  November 10, 1994