Form 10-K
period 1995-12-31
FIRST HARRISBURG BANCOR INC
filed 1996-04-15
CIK 846768

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT 1934

          For the transition period from __________ to _______________

                         Commission file number: 0-17913

                          First Harrisburg Bancor, Inc.
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                       25-1597970
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

       234 North Second Street
       Harrisburg, Pennsylvania                              17101
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (717) 232-6661

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 12, 1996, the aggregate value of the 2,292,524 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 282,376 shares held by all directors and officers of the Registrant as a group, was approximately $32.1 million. This figure is based on the closing sales price of $14.00 per share of the Registrant's Common Stock on March 12, 1996.

Number of shares of Common Stock outstanding as of March 12, 1996: 2,571,012

                       DOCUMENTS INCORPORATED BY REFERENCE

         Listed below are the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

         (1) Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference for certain items in Part I and incorporated into Part II, Items 5 - 8 and Part IV, Item 14 of this Form 10-K.

PART I.

Item 1.  Business.

General

         First Harrisburg Bancor, Inc. ("FHB" or the "Company") is a business corporation organized under the laws of the Commonwealth of Pennsylvania on February 14, 1989. On August 18, 1989, in connection with the holding company reorganization of First Federal Savings and Loan Association of Harrisburg, Harrisburg, Pennsylvania ("First Federal" or the "Association"), FHB became the unitary savings and loan holding company of First Federal. FHB owns 100% of the outstanding common stock of First Federal, which is currently the principal asset of FHB. The Company does not presently own or operate any subsidiaries, except for the Association and its subsidiaries.

         On November 12, 1995 the FHB Board of Directors signed an Agreement and Plan of Reorganization and related Agreement and Plan of Merger ("Agreements") whereby FHB and subsidiaries would be acquired by Harris Savings Bank (the "Merger"). These Agreements were made available, in the proxy material mailed on or about January 23, 1996, to all stockholders of record of January 16, 1996. The Agreements were approved by the Company's stockholders on February 23, 1996. All requisite regulatory and stockholder approvals have been received, and the Merger is expected to be consummated in April 1996. Upon consummation of the Merger, each issued and outstanding share of FHB common stock will be converted into the right to receive $14.77 per share in cash (other than any treasury shares held by Harris Savings Bank or its parent or subsidiaries in other than a fiduciary capacity).

         On a consolidated basis, at December 31, 1995, FHB had total assets of $304.7 million, total liabilities of $279.3 million and total stockholders' equity of $25.4 million or $9.88 per share based on 2,571,012 shares of common stock outstanding. FHB had net income of $2.7 million for the year ended December 31, 1995.

         First Federal is primarily engaged in attracting deposits from the general public and applying these funds, together with borrowings, to the origination and purchase of first mortgage loans on single-family residences and origination of consumer loans which bear adjustable interest rates and/or have relatively short maturities averaging approximately seven years.

         First Federal's revenue is primarily derived from interest and fees on real estate and other loans. The Association's principal expenses are interest on deposits and borrowings and general and administrative expenses. The principal sources of funds for First Federal's lending activities are its deposits, amortization and prepayments of outstanding loans, sales of mortgage loans, advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh and short-term borrowings.

         The Association also engages in the acquisition of land to be sold for residential real estate and in mortgage banking through its wholly-owned subsidiaries. These subsidiaries presently own one tract of land, which has been developed for residential construction, and are pursuing other projects with local developers, including one joint venture. The Association's investment in such projects and developments aggregated $195,000 at December 31, 1995. One of these subsidiaries also provides financial services (including brokerage services) and insurance products.

         At December 31, 1995, the Association exceeded its fully-phased in regulatory tangible, core and risk-based capital requirements. For a discussion of such requirements and the Association's compliance therewith, see "Regulation of the Association - Capital Requirements."

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS"), a department of the U.S. Treasury, and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). First Federal, as a federally chartered savings and loan association, is subject to examination and comprehensive regulation by the OTS and by the Federal Deposit Insurance Corporation ("FDIC"). Customer deposits with the Association are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. First Federal is a member of the FHLB of Pittsburgh, which is one of 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). First Federal also is subject to regulations administered by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") regarding reserves required to be maintained against deposits and certain other matters.

         The principal executive offices of both the Company and the Association are located at 234 North Second Street, Harrisburg, Pennsylvania 17101, and their telephone number is (717) 232-6661.

The Thrift Industry

         The operating results of the Association are significantly influenced by its net interest income, which equals the difference between income on interest-earning assets (primarily loans, investments and mortgage-backed securities) and expense on interest-bearing liabilities (primarily deposits and borrowings). The interest income and expense of savings institutions, including the Association, are significantly affected by the volatility and level of general market rates of interest and by the regulatory, economic and competitive environment in which the thrift industry operates. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and for consumer and other types of loans, which in turn is impacted by the interest rates at which such financing may be offered and by other factors affecting the supply of housing and the availability of funds.

         The Association, like other savings institutions, is vulnerable to an increase in interest rates to the extent that its interest-earning assets have longer effective maturities than its interest-bearing liabilities. Under such circumstances, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally would have a favorable effect on net interest income. Changes in the level of interest rates also affect the amount of loans originated by the Association, and, thus, the amount of loan and commitment fees, as well as the value of the Association's investment securities and other interest-earning assets. Moreover, both increases and decreases in interest rates also can result in disintermediation, which is the flow of funds away from savings institutions into direct investments, such as U.S. government and corporate securities, and other investment vehicles which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than savings institutions.

         Although interest rates currently are lower than the levels reached in the early 1980s, there can be no assurance that interest rates will not continue to increase from their current levels and adversely affect the Association's results of operations. Moreover, the Association will continue to be affected by these and other market and economic conditions, such as inflation and factors affecting the markets for debt and equity securities, as well as legislative, regulatory, accounting and tax changes which are beyond its control. For a discussion of asset and liability management see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the 1995 Annual Report, which is filed herewith as Exhibit 13 ("1995 Annual Report").

         Activities conducted by the Association through its subsidiaries are part of an effort to mitigate the effects of interest rate fluctuations on the Association's net interest income by increasing fee and other income.

Lending Activities

         General

         First Federal, like most other savings institutions, has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). At December 31, 1995, First Federal's net loan portfolio amounted to $187.1 million, which excludes $40.6 million of loans held for sale and $40.0 million of mortgage-backed securities, representing approximately 61.4% of the Company's total assets at that date. Loans secured by single-family (one- to four-units) residential properties amounted to 51.5% of the net loan portfolio at December 31, 1995.

         The Association's mortgage banking subsidiary, AVSTAR Mortgage Corporation ("AMC"), originates long-term, fixed-rate and variable rate mortgage loans under terms and conditions which permit the sale of such loans in the secondary market under acceptable market conditions. In addition, the Association purchases loans for resale in the secondary market through its "Fundline" program. First Federal also originates and purchases loans with adjustable interest rates and/or short maturities. Consumer loans totalled $81.8 million or 43.7% of the net loan portfolio at December 31, 1995. Commercial real estate and construction loans accounted for 4.5% and .2%, respectively, of the net loan portfolio at December 31, 1995. Allowance for loan losses amounted to
 .5% of the net loan portfolio at December 31, 1995.

         The Association maintains a portfolio of mortgage-backed securities which are primarily guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), or mortgage-backed securities or the Government National Mortgage Association ("GNMA"). Mortgage-backed securities amounted to $40.0 million or 13.1% of the Association's total assets at December 31, 1995.

      The following table sets forth the composition of the Association's loan and mortgage-backed securities portfolio by type of loan at the dates indicated:

                                                                     December 31,
                                   1995               1994              1993                1992               1991
                             ----------------   ----------------   ----------------   ----------------   ----------------
                             Amount        %    Amount        %    Amount        %    Amount        %    Amount        %
                                                               (Dollars in Thousands)
Real estate loans, net:
  Single-family              $ 96,312    51.5%  $ 82,835    48.7%  $ 55,998    42.1%  $ 61,276    44.9%  $ 76,938    46.0%
  Commercial:
    Multi-family                  748      .4        745      .4        269      .2      2,313     1.7      3,179     1.9
    Non-residential             4,082     2.2      3,318     2.0      4,319     3.2      4,446     3.3      4,200     2.5
    Land                        3,643     1.9      3,624     2.1      2,137     1.6      1,540     1.1      1,461      .9
  Construction:
    Single-family               1,132      .6      2,126     1.2      3,017     2.3      1,316      .9        161      .1
    Commercial:
      Multi-family                291      .2        989      .6      1,000      .7        154      .1        269      .2
      Non-residential              94      --         --      --         --      --      1,191      .9        901      .5
  Other                            --      --         --      --         --      --         --      --          5      --
                             --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Total real estate
   loans, net                 106,302    56.8     93,637    55.0     66,740    50.1     72,236    52.9     87,114    52.1
                             --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Consumer loans, net:
  Real estate secured, net:
    Home equity                60,171    32.2     60,462    35.5     55,432    41.6     54,456    39.9     65,577    39.2
    Home improvement            9,918     5.3      8,231     4.8      8,403     6.3      9,910     7.3     14,771     8.8
  Deposit loans                    71      --         99      .1        191      .2        238      .2        143      .1
  Other(1)                     11,606     6.2      8,799     5.2      3,636     2.7      1,147      .8      1,249      .7
                             --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
  Total consumer
   loans, net                  81,766    43.7     77,591    45.6     67,662    50.8     67,751    48.2     81,740    48.8
                             --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Less Allowance for
  loan losses                  (1,004)    (.5)    (1,098)    (.6)    (1,224)    (.9)    (1,493)   (1.1)    (1,501)    (.9)
                             --------   -----   --------   -----   --------   -----   --------   -----   --------   -----
Net loans receivable          187,064   100.0%   170,130   100.0%   133,178   100.0%   136,494   100.0%   167,353   100.0%
                                        =====              =====              =====              =====              =====
Loans held for sale            40,650             26,104             50,075             13,547              9,696
Mortgage-backed
 securities                    40,035             38,074             45,215             25,340             17,886
                             --------           --------           --------           --------           --------
Total net loans
 receivable, mortgage-
 backed securities and
 loans held for sale         $267,749           $234,308           $228,468           $175,381           $194,935
                             ========           ========           ========           ========           ========

(1) Other consumer loans primarily consist of mobile home, commercial, automobile, student and personal loans.

Contractual Maturities of Loans

        The following table sets forth the scheduled contractual maturities of the Association's loans at December 31, 1995. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                Principal                       Amount  Due
                               Balance at      -------------------------------------------
                                December       In one Year    After one year    After Five
                                31, 1995        Or Less     Through Five Years    Years
                                --------       -----------  ------------------  ----------
                                                     (In Thousands)
Real Estate Loans:
Loans held for sale ....        $ 40,650        $ 40,650        $   --          $   --
Residential ............          96,312             106           3,915          92,291
Residential construction           1,132           1,132            --              --
Commercial and other ...           4,830            --             3,013           1,817
Commercial land/construction       4,028            --             4,028            --
Consumer and other loans          81,766           6,916          19,631          55,219
                                --------        --------        --------        --------
Total loans(2) .........         228,718        $ 48,804        $ 30,587        $149,327
                                ========        ========        ========        ========

(1)      Gross of the allowance for loan losses.

(2) Of the $179.9 million of loans due after December 31, 1996, $126.0 million have fixed interest rates and $53.9 million have adjustable interest rates.

         Contractual maturities of loans do not reflect the actual term of the Association's loan portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of loan prepayments. In addition, due-on-sale clauses on loans generally give the Association the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage rates substantially exceed rates on existing mortgages and to decrease when current rates are less than rates on existing loans.

Lending Programs and Policies

         The Association purchases through AMC a variety of mortgage instruments providing for periodic interest rate adjustments and originates a variety of consumer loans (i.e., automobile, home improvement, mobile home and other secured and unsecured personal loans). Applicable statutory and regulatory provisions place certain limitations on the aggregate amount of nonresidential real estate loans and consumer loans that can be held by a savings institution, which limitations have not materially impacted the Association's lending activities.

         Residential Loans. Adjustable-rate mortgages ("ARM") (excluding mortgage-backed securities) accounted for $42.9 million or 22.9% of net loans receivable at December 31, 1995, compared to $35.1 million or 21.0% of net loans receivable at December 31, 1991. The increase in ARMs is generally due to the Association's purchase of $22.5 million of ARM loans during 1995 which was partially offset by principal prepayments related to refinancing activity in 1993 and 1992. The ARMs purchased by First Federal have up to 30-year terms and interest rates which adjust in one to five years in accordance with a designated index. The amount of any increase or decrease in the interest rate is generally limited to two percentage points per adjustment period, with a limit of six percentage points over the life of the loan. Although the ARMs retained by the Association reduce the impact on the Association's operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Association's cost of funds.

         Despite the benefits of ARMs to an institution's asset/liability management, they pose additional risks, primarily because the payments by the borrowers rise as interest rates rise, increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by the higher interest rates.

         The Association, through AMC, continues to offer single-family residential loans with fixed and adjustable rates of interest under terms, conditions and documentation which permit sales in the secondary market. Substantially all of the Association's residential mortgage loans originated since the mid-1970s have included "due-on-sale" clauses. The Company enforces due-on-sale clauses as a means of increasing the interest rate on existing lower-rate loans by negotiating new loans at market interest rates upon the sale of the mortgaged property. First Federal's fixed-rate residential mortgage loans (excluding mortgage-backed securities and loans held for sale) have increased to $53.7 million at December 31, 1995 from $51.5 million at December 31, 1991. During 1995 and 1993, the Association sold fixed-rate loans from portfolio to the FNMA and FHLMC amounting to $5.0 million and $1.9 million, respectively. The Association did not sell fixed-rate loans from portfolio to FNMA or FHLMC in 1994, 1992, and 1991. The Association also experienced significant prepayments in early 1994, and throughout 1993 and 1992 as borrowers sought lower interest rates.

         The Association began full time participation in the Mortgage Vest program in 1993. During 1994, the Association replaced the Mortgage Vest program and began the Fundline program. Through this program, the Association purchases loans from approved mortgage bankers using funding provided by the FHLB. The loans are held in portfolio until such time that they are resold in the secondary market. Of the $40.7 million of loans held for sale at December 31, 1995, $27.7 million reflected loans purchased through the Fundline program.

         Consumer Loans. Federal laws and regulations permit a federal savings institution to make secured and unsecured consumer loans up to 35% of the institution's total assets. In addition, a federal savings institution has lending authority above the 35% limit for certain types of consumer loans, such as home equity loans (loans secured by the equity in the borrower's residence but not necessarily for the purpose of improvement), property improvement loans, student loans and loans secured by deposits. The Association offers a wide variety of consumer loans, including home equity loans, home improvement loans, mobile home loans, deposit loans, revolving lines of credit, and secured and unsecured personal loans.

         First Federal has aggressively marketed consumer loans since 1984 in order to provide a wider range of financial services to customers and because of the shorter term and normally higher interest rates on such loans. Consumer loan originations during 1995, 1994 and 1993 were $27.2 million, $35.1 million, and $35.2 million, respectively. As of December 31, 1995, consumer loans amounted to $81.8 million or 43.7% of net loans receivable, compared to $81.7 million or 48.8% of net loans receivable at December 31, 1991. Of the $81.8 million of consumer loans outstanding at December 31, 1995, $70.1 million or 85.7% consisted of home equity and home improvement loans secured primarily by real estate. Loan demand declined during 1995 compared to the prior year due to stiff competition in the home equity loan market.

         First Federal's home improvement loans are generally made under the FHA Title I program, pursuant to which the FHA guarantees 90% of the loan amount. The average size of such loans is approximately $7,000 and the loans are either secured by a lien on real estate or unsecured. The Association makes such loans up to the value of the improvement. At December 31, 1995, FHA home improvement loans accounted for $9.9 million or 12.1% of the consumer loan portfolio, compared to $14.8 million or 8.8% of the consumer loan portfolio at December 31, 1991.

         The Association has offered fixed-rate home equity loans since 1981 when such loans were first authorized for federal savings institutions. In 1984 the Association introduced its revolving line of credit home equity loan. The amount of the available line of credit on such loans is based upon the borrower's equity in the property. The interest rate on such loans is fixed or adjusts on the first day of each month equal to the prime rate (as quoted in The Wall Street Journal) plus 1% to 2% on such date. Minimum monthly payments are interest only on the outstanding principal balance, with the principal balance due after five years. In the early 1980's, the Association introduced its fixed-rate installment home equity loan. The maximum term of this type of loan is for up to 15 years, and the interest rate varies depending on the term of the loan. First Federal's home equity loans totalled $60.2 million (including $13.1 million of variable rate loans) or 73.6% of the consumer loan portfolio at December 31, 1995, compared to $65.6 million (including $28.5 million of variable rate loans) or 80.2% of the consumer loan portfolio at December 31, 1991.

         The Association's deposit loans are made for up to 90% of the deposit balance, and the interest rate is fixed at the time the loan is originated. Other consumer loans consist of mobile home, commercial, automobile and unsecured lines of credit. Such loans totalled $11.7 million or 14.3% of the consumer loan portfolio at December 31, 1995, which includes $10.1 million of mobile home loans.

                  Mobile home loans are purchased from established mobile home dealers. The Association is currently purchasing mobile home loans on properties located in Pennsylvania, North Carolina, Virginia and Maryland.

         Construction Loans. The residential construction loans originated by the Association and the AMC subsidiary generally have a term of nine months and automatically convert to a permanent mortgage upon completion of the construction. At such time, the construction loan is reclassified as a residential real estate loan. At December 31, 1995, .8% of the Association's net loans receivable consisted of construction loans, compared to .8% at December 31, 1991. Commercial construction loans, which include both multi-family residential and nonresidential loans, are originated by the Association and have short terms with adjustable rates. Such loans may convert to commercial real estate loans upon completion of the construction. In 1995, the Association originated approximately $100,000 of commercial construction loans in its primary lending area.

         Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Association may be compelled to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. In addition, loans for the construction of commercial real estate projects typically involve large loan balances to single borrowers or groups of related borrowers, and these loans are subject to the same risks that commercial real estate loans are as discussed below.

         Commercial Real Estate Loans. The commercial real estate loans held by First Federal are primarily secured by apartment complexes, shopping centers, office buildings, warehouse facilities and land. Such loans generally have payments based upon a 20 to 25-year amortization schedule. The Association generally requires that these loans have a loan-to-value ratio of 75% or less. The Association had $6.6 million of adjustable-rate and $2.3 million of longer-term, fixed-rate commercial and other nonresidential real estate loans at December 31, 1995.

         Commercial real estate lending entails significant additional risks compared with residential property lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. These risks can be significantly impacted by supply and demand conditions in the market for housing, office and retail space, and as such may be subject to a greater extent to adverse conditions in the economy generally. The limit on loans to any borrower is generally an amount equal to 15% of the Association's unimpaired capital and surplus, which limit was $3.7 million at December 31, 1995. During 1995, the Association did not originate loans to any one borrower or project in excess of $948,000 for its own portfolio. The Association generally has not originated or purchased since the mid-1970s commercial real estate loans secured by properties located in states other than Pennsylvania. At December 31, 1995, commercial real estate loans totalled $8.9 million or 4.7% of net loans receivable, compared to $10.0 million or 6.0% of net loans receivable at December 31, 1991. The amount which a federally chartered savings institution may invest in loans secured by non-residential real estate is limited to four times the Association's capital, which limit was $93.0 million at December 31, 1995. This limit is not expected to have any effect on First Federal's commercial real estate lending activities. At December 31, 1995, First Federal had $7.7 million of loans secured by non-residential real estate and land.

         Origination, Purchase and Sale of Loans. As a federally chartered savings institution, First Federal has general authority to make real estate loans secured by properties located throughout the United States. At December 31, 1995, however, the majority of First Federal's total loans receivable were secured by real estate located in its primary market area, which consists of south central and southeastern Pennsylvania.

         The permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of the Association's unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. The maximum amount which the Association could have loaned to one borrower and the borrower's related entities at December 31, 1995, based on 25% of the Association's unimpaired capital and surplus and assuming the collateral requirements were met, was approximately $6.1 million. At such date, the largest aggregate amount of loans by the Association to any one borrower, including related entities, was $2.6 million. Of that $2.6 million, $886,000 represents standby letters of credit issued to guarantee improvements on property presently being developed. To date, no funds have been disbursed for nonperformance.

         Federal regulations also limit the amount of real estate loans made by a federally chartered savings institution to a specified percentage of the value of the property securing the loan (referred to as the "loan-to-value ratio"). Such regulations provide that at the time of origination a real estate loan may not exceed 100% of the appraised value of the secured property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are to be established by the institution's board of directors.

         Under policies adopted by the Association's Board of Directors, First Federal limits the loan-to-value ratio to 95% on residential mortgage loans, with private mortgage insurance required if the loan-to-value ratio exceeds 80%. Commercial real estate loans generally may not exceed 75% of the appraised value of the secured property, and construction loans generally are made for 75% or less of the appraised value of the property upon completion.

         All of the Association's mortgage lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by its Board of Directors. Decisions on loan applications are made on the basis of detailed applications and property valuations by employees experienced in the field of property valuation or by independent appraisers approved by the Board of Directors. The loan applications are designed to determine the borrower's ability to repay, and the more significant items on the applications are verified through the use of credit reports, financial statements and confirmations.

         It is the Association's policy to obtain title insurance policies insuring that First Federal has a valid lien on mortgaged real estate. Borrowers also must obtain fire and casualty insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies.

         Historically, mortgage loans have been originated by the Association primarily through referrals from real estate brokers, builders and walk-in customers, as well as through refinancing for existing customers. Commercial mortgage loans are originated primarily through officers of First Federal. The Association carefully monitors interest rates in its market area and believes that it is competitive in such area. Consumer loans are generally obtained directly from existing and new customers and from referrals.

         The Association also has utilized its wholly-owned mortgage banking subsidiary, AMC, for mortgage loan originations. During 1995, AMC originated or purchased $130.2 million of mortgage loans for resale in the secondary market and sold $122.5 million of such loans a portion of which were sold with servicing released. Of the $130.2 million of such mortgage loans, loans amounting to $1.5 million were purchased by AMC for the purpose of resale with servicing rights retained in order to generate fee income. Of the loans originated by AMC, loans amounting to $1.8 million were purchased by the Association. Generally, AMC originates loans with the intention of selling such loans in the secondary market. AMC funds the mortgage loans it originates using line of credit advances from the Association. The Association funds the line of credit to AMC with its own funds and short-term borrowings from the FHLB. See "Subsidiaries."

         The Association, through its FundLine program, purchases loans from mortgage loan originators. During 1995, the Association purchased $354.6 million of mortgage loans and sold $345.7 million of such loans through this program. These loans are purchased at origination and are held in portfolio until sold in the secondary market.

         The following table shows total loan origination, purchase, sale and repayment activities of the Association during the periods indicated:

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
                                                         (In Thousands)
Net loans receivable, mortgage-
 backed securities and loans held
 for sale at beginning of period ...........    $234,308    $228,468    $175,381
                                                --------    --------    --------
Real estate loan originations:
  Single-family residential ................     128,634     142,554     170,850
  Commercial:
    Multi-family residential ...............        --           185        --
    Nonresidential .........................       1,790        --          --
  Construction:
    Single-family residential ..............       1,133       2,271       3,464
    Commercial:
      Multi-family residential .............        --           388       1,000
      Non-residential ......................         100        --          --
  Land .....................................         220       2,172         372
                                                --------    --------    --------
      Total real estate loan
        originations(1) ....................     131,877     147,570     175,686
Consumer loan originations:
  Home equity ..............................      18,368      26,806      29,623
  Home improvement .........................       5,278       3,272       2,460
  Deposit ..................................          24         105         262
  Other ....................................       3,525       4,883       2,834
                                                --------    --------    --------
      Total loan originations ..............     159,072     182,636     210,865
Purchase of delinquent recourse loans ......         742          18        --
Purchase of loans held for sale ............     356,146     298,805     240,571
Purchase of loans for portfolio ............      22,497       8,105         660
Purchase of mortgage-backed securities .....       7,673         982      25,886
                                                --------    --------    --------
      Total increase .......................     546,130     490,546     477,982
                                                --------    --------    --------
Provision for loan losses ..................         115        --          --
Foreclosures ...............................          58         406         521
Principal loan repayments ..................      33,842      40,038      54,369
Sales of whole loans(2) ....................     472,962     436,139     363,995
Sales and principal reductions
  of mortgage-backed securities ............       5,712       8,123       6,010
                                                --------    --------    --------
       Total decrease ......................     512,689     484,706     424,895
                                                --------    --------    --------
Net increase (decrease) ....................      33,441       5,840      53,087
                                                --------    --------    --------
Net loans receivable, mortgage-backed
 securities and loans held for sale
  at end of period .........................    $267,749    $234,308    $228,468
                                                ========    ========    ========

- ---------------
(1) Includes $130.2 million, $146.0 million and $170.1 million, respectively, of loans originated or purchased by AMC, the Association's wholly-owned mortgage banking subsidiary for sale on the secondary market. See "Subsidiaries."

(2)      Includes   $122.7   million,   $127.4   million  and  $157.4   million,
         respectively, of whole loans sold by AMC.

         The following table sets forth the amount of originations and purchases, excluding loans originated by AMC for resale in the secondary market or purchased through FundLine, of certain types of loans and the percent of total loan originations represented by such loans for the periods indicated:

                                                         Year Ended December 31,
                          --------------------------------------------------------------------------------------
                                    1995                          1994                           1993
                          -------------------------     -------------------------       ------------------------
                                        % of Total                    % of Total                     % of Total
                          Amount       Originations     Amount       Originations       Amount      Originations
                          ------       ------------     ------       ------------       ------      ------------
(Dollars In Thousands)
 Consumer loans          $27,195          49.7%        $35,066           50.7%         $35,179         67.1%
 Adjustable-rate:
  Single-family           22,497          41.1%             --              --              --
  Nonresidential/land      2,010           3.7%            592             .9%             372           .7%
 Adjustable rates
  construction
  loans:
       Multi-family           --             --             --              --           1,000          1.9%
                         -------          ----         -------           ----          -------         ----
         Total           $51,702          94.5%        $35,658           51.6%         $36,551         69.7%
                         =======          ====         =======           ====          =======         ====

         The Association has emphasized consumer lending due to the generally shorter terms and higher yields on such loans compared to residential mortgage lending. In addition, the Association has de-emphasized the origination of ARMs for its portfolio due to management's decision not to offer discounted rates on ARMs. However, AMC originates ARMs with the intention to sell such loans in the secondary market.

Loan Origination and Other Fees

         In addition to interest income, the Association receives fees in connection with loan commitments and originations, loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, sold and purchased. Volume in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by First Federal.

         In its lending, the Association charges loan fees which are calculated as a percentage of the amount borrowed. The fees received in connection with the origination of residential and commercial real estate loans generally do not exceed three points (one point being equivalent to 1% of the principal amount of the loan).

         In December 1986, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 91 titled "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"). SFAS 91 requires all financial institutions to defer all loan origination fees and certain related direct costs and amortize such fees over the contractual life of a loan as an adjustment to yield based on the interest method. Indirect loan origination costs are required to be charged to expense as incurred. Where a lender makes a large number of loans with similar characteristics, it may make reasonable estimates of future principal prepayments in adjusting the yield, but it is not able to amortize fees over an average life of a group of loans.

         The following table sets forth certain information concerning loan origination fees and net deferred loan origination fees and unearned discounts on First Federal's loans receivable portfolio for each of the periods or as of the dates indicated:

                                                                             At or For the Year
                                                                             Ended December 31,
                                                               -------------------------------------------
                                                               1995                1994               1993
                                                               -----               ----               ----
                                                                           (Dollars in Thousands)
Net loan origination
  fees (costs) earned during
  the period                                                   $(19)(1)           $191(1)            $277(1)

Net loan origination fees
  earned as a percentage
  of total loans originated
  during the period                                             .01%(1)           .13%(1)            .13%(1)

Net deferred loan origination
   fees, (costs) unearned premiums
   and unearned discounts on loan
   portfolio at end of period                                  $(924)              $244               $343

- -------------------
(1) Nominal fees were collected in 1995, 1994 and 1993 for mortgage loans since the majority of such loans were not originated by the Association over this same period due to the Association using its wholly-owned subsidiary, AMC, for most mortgage originations.

Loan Delinquencies and Nonperforming Assets

         Loan Delinquencies. When a loan becomes more than 15 days delinquent, the Association contacts the borrower to request payment, with late charges assessed after the contracted period of time has elapsed. In most cases, deficiencies are cured promptly. If the delinquency exceeds 60 days and is not cured through the Association's normal collection procedures or an acceptable arrangement is not negotiated with the borrower, the Association will generally institute measures to remedy the default, including commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure. If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which First Federal may participate as a bidder at the sale. If the Association is the successful bidder, the acquired property is then included in the Association's "real estate owned" account until it is sold. First Federal is permitted by federal regulations to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Association's underwriting standards.

         The remedies available to the Association in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania laws and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days' prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the lender's ability to exercise any remedies it may have with respect to loans for one or two-family principal residences located in Pennsylvania is further restricted (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Association's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform FNMA/FHLMC lending documents used by the Association, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.

         The following table sets forth information relating to the loans of the Association which were 30 days or more delinquent at the dates indicated:

                              December 31, 1995          December 31, 1994             December 31, 1993
                            ---------------------      ---------------------        ----------------------
                                          Percent                    Percent                       Percent
                            Principal    of Total      Principal    of Total        Principal     of Total
                            Balances       Loans       Balances       Loans         Balances        Loans
                            ---------    --------      -------      --------        ---------     --------
                                                      (Dollars in Thousands)
Total delinquent loans for:

  30 to 59 days               $ 6,302      3.37%          $6,550      3.85%            $5,610       4.21%
  60 to 89 days                 1,972      1.06%           1,209       .71%               990        .75%
  90 or more
   days                         2,644      1.41%           1,296       .76%             2,080       1.56%
                              -------      -----          ------      -----            ------       -----

Total(1)                      $10,918      5.84%          $9,055      5.32%            $8,680       6.52%
                              =======      =====          ======      =====            ======       =====

- -------------------
(1) Represents 384 loans at December 31, 1995, 356 loans at December 31, 1994, and 379 loans at December 31, 1993.

         Overall, delinquent loans as a percentage of total loans declined to 5.84% at December 31, 1995 from 6.52% at December 31, 1993. The increase in total delinquent loans in 1995 was primarily due to an increase in delinquent single-family residential loans in the 60- to 89-day and 90-day or more categories.

         The $248,000 decrease for 1995 in the 30- to 59-day category was due to a $910,000 decrease in delinquent commercial loans which was partially offset by a $241,000 increase in delinquent single-family residential loans and a $421,000 increase in delinquent consumer loans.

         The $763,000 increase for 1995 in the 60- to 89-day category was due to increases in delinquent single-family residential and delinquent consumer loans of $661,000 and $292,000, respectively, which were partially offset by a $190,000 decrease in delinquent commercial loans.

         The $1.3 million increase for 1995 in the 90-day or more category was due to an increase of 11 delinquent single-family residential loans aggregating $824,000, an increase of $192,000 in delinquent commercial loans and an increase of 15 consumer loans aggregating $332,000.

         The $940,000 increase for 1994 in the 30- to 59-day category was due to a $443,000 increase in delinquent single-family residential loans and a $949,000 increase in delinquent commercial loans, primarily due to one local developer, which was partially offset by a $452,000 decrease in delinquent consumer loans.

         The $219,000 increase for 1994 in the 60- to 89-day category was due to a decrease in delinquent single-family residential loans of $145,000 and an increase in delinquent commercial and consumer loans of $190,000 and $174,000, respectively.

         The $784,000 decrease for 1995 in the 90-day or more category was due to a reduction of 18 delinquent consumer loans aggregating $402,000 and a decrease of $381,000 in delinquent single-family residential loans.

         Nonperforming Assets. Residential property and income property loans are considered by the Association to be nonperforming when any payment of principal and/or interest is past due for 90 days or more. It is the Association's policy to discontinue the accrual of interest on loans when the loan becomes 90 days delinquent and sufficient uncertainty exists as to the timing or ultimate collectability of principal or interest. Past due unsecured consumer loans are generally reserved for 100% of their outstanding balance when the loan becomes over 90 days delinquent. Delinquent real estate secured consumer loans are governed by the same Pennsylvania laws and regulations as discussed under "- Loan Delinquencies." Generally, First Federal is able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Association will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold or otherwise disposed of. The Association rehabilitates such properties as appropriate and endeavors to dispose of them if and when it becomes economically feasible to do so. REO is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) or estimated fair value minus estimated costs to sell at the time of acquisition and thereafter. For information regarding the Association's non-accrual loans, accruing loans 90 days or more delinquent, real estate owned, and allowances for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Provisions for Loan Losses" and Notes 1 and 5 to the Consolidated Financial Statements in the 1995 Annual Report.

                  If the $2.1 million of nonaccrual loans at December 31, 1995 had been current in accordance with their original terms for 1995 (or from the date of origination if originated during such period), the total interest income on such loans for 1995 would have been approximately $150,000. The amount of interest income on such loans actually recognized in 1995 was approximately $68,000.

         Allowance for Losses. It is the Association's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are expected to be incurred on the underlying properties. General reserves for losses are established based upon the overall portfolio composition and general market conditions. For a discussion of such reserves, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the 1995 Annual Report.

         The Company intends to continue to monitor the adequacy of the allowances for loan and real estate losses and make provisions as actual experience or economic conditions warrant. Management believes that the allowances for losses on loans and real estate owned are adequate. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate owned. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Investment Activities

         First Federal is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is permitted to make certain other securities investments. Investment decisions are made by authorized officers of First Federal within policies established by First Federal's Board of Directors.

         Under OTS regulations, the Association is permitted to invest in commercial paper having one of the two highest investment ratings of two nationally recognized investment rating agencies and certain types of investment grade corporate debt securities, provided, among other limitations, that the average maturity of the Association's portfolio of such corporate debt securities does not exceed six years. In addition, the Association may invest up to 1% of its total assets in investment grade commercial paper and corporate debt securities that do not meet these requirements, provided that the Association has reasonable grounds to believe that the obligor will be able to satisfy all of its obligations. The maximum amount that can be invested in the commercial paper or corporate debt securities of any one issuer is subject to the loans-to-one borrower limits. At December 31, 1995, First Federal had investments in corporate debt securities of $5.2 million.

         The Company adopted the provisions of the FASB's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) on January 1, 1994. Under SFAS 115, the Company classifies its debt and marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale and there were no end-time reclassifications in the fourth quarter of 1995.

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

         The impact at December 31, 1995 of having adopted SFAS 115 resulted in an increase to investment and mortgage-backed securities of $332,000 and an after tax increase to stockholders' equity of $204,000.

         During 1995, the Association purchased $16.1 million in investment and mortgaged-backed securities classified as held-to-maturity. During 1995, $6.2 million in investment and mortgage-backed securities were purchased for the available-for-sale account. Neither during 1995 nor at December 31, 1995, were there no assets held in the Association's trading account. The trading account portfolio is managed in accordance with a board approved policy which includes stop loss provisions and size limitations on the portfolio.

         The OTS has issued a statement of policy which identifies certain types of mortgage-backed securities as "high risk derivative products." These products include, among others, residual interests in collateralized mortgage obligations ("CMOs") and stripped mortgage-backed securities such as interest only ("IOs"). The OTS has found these products to be highly risky, due to their price volatility, complexity and the thin secondary market for these securities. Consequently, the OTS policy restricts the purchase of these assets to institutions, such as the Association, that meet or exceed regulatory capital requirements. Institutions are cautioned to utilize these products only in accordance with safe and sound practices where the level of activity is reasonably related to the institution's needs, capacity to absorb losses and the level of in-house management sophistication and expertise. In general, the OTS has stated that such securities should be used only in connection with strategies that lower, or do not increase, an institution's overall exposure to interest rate risk.

         The  policy  statement  states,   among  other  things,  that  mortgage
derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities) which possess average life or price volatility in excess of a benchmark fixed rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. This policy statement is applicable to all high risk mortgage securities acquired after the effective date of the policy statement. Purchases of such securities which were made prior to such date will not be subject to the revised policy statement. The Association has no present intention to purchase high-risk mortgage securities. The Association does not otherwise intend to materially alter its investment policies and practices. If the Association should elect to consider a new type of security for its portfolio, the Association intends to ascertain in advance that the security does not meet any of the tests that will qualify it as a "high-risk mortgage security."

         The following table sets forth the carrying value of First Federal's investment and mortgage-backed securities at the dates indicated:

                                                          December 31,
                                             -----------------------------------
                                              1995           1994          1993
                                             -------       -------       -------
                                                        (In Thousands)
Mortgage-backed securities ...........       $40,035       $38,074       $45,216
Securities held for sale .............          --            --           5,939
Student Loan Marketing
 Association common stock ............            99            49            12
U.S. government and
 U.S. government agency
 obligations .........................        14,657        11,107         5,987

Corporate notes ......................         5,168         5,229         5,418
                                             -------       -------       -------
   Total .............................       $59,959       $54,459       $62,302
                                             =======       =======       =======

         As of December 31, 1995, no securities of any single issuer were held by the Association where the aggregate book value of such securities exceeded 10% of stockholders' equity. The increase in 1995 resulted primarily from the purchase of short-term government agency securities and interest sensitive mortgage-backed securities in an effort to maintain low interest rate risk. The decrease in investment securities in 1994 was a result of management's intention to grow the loan portfolio.

         The following table sets forth the amount of each category of investment securities (at amortized cost) of the Association at December 31, 1995 which mature during each of the periods indicated and the weighted average yield for each range of maturities. Prepayment assumptions have not been applied to mortgage-backed securities. None of the investments are tax exempt.

                                                                      Amounts At December 31, 1995 Which Mature In
                                                 -----------------------------------------------------------------------------------
                                                                           After One Year     After Five Years
                                                  One Year or Less      Through Five Years    Through Ten Years     After Ten Years
                                                 -------------------   --------------------  -------------------   -----------------
                                                            Weighted               Weighted             Weighted            Weighted
                                                            Average                Average              Average              Average
                                                 Amount      Yield     Amount      Yield     Amount      Yield     Amount      Yield
                                                 ------      -----     ------      -----     ------      -----     ------      -----
                                                           (Dollars in Thousands)

Available-for-sale:
  Mortgage-backed securities ...............     $    --       --      $    29     8.50%     $ 2,825     8.13%     $ 3,795     8.11%
  U.S. government and
   U.S. government
   agency obligations ......................       3,166     6.03%          --       --           --       --           --       --

  Equity securities(1):
   Student Loan Marketing
   stock ...................................          12       --           --       --           --       --           --       --
Held-to-maturity:
  Mortgage-backed securities ...............         254     8.48%       9,702     5.87%       3,031     5.17%      20,163     7.08%
  U.S. government and
   U.S. government
   agency obligations ......................         500     7.75%       3,998     7.05%       6,984     8.17%          --       --
  Debt securities:
   Corporate notes .........................       2,336     4.91%       1,329     5.33%       1,503     8.15%          --       --
                                                 -------     ----      -------     ----      -------     ----      -------     ----
     Total .................................     $ 6,268     5.85%     $15,058     6.14%     $14,343     7.53%     $23,958     7.24%
                                                 =======     ====      =======     ====      =======     ====      =======     ====

- ----------
(1)  Equity securities have no stated rate or maturity.

Sources of Funds

                  General

                  Savings accounts and other types of deposits have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. In addition to deposits, First Federal derives funds from loan repayments, the sale of mortgage loans, FHLB advances, reverse repurchase agreements, and other short-term borrowings. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities.

                  Deposits

                  In recent years, First Federal has been required by market conditions to rely increasingly on short-term certificate accounts and other deposits which have no fixed term and that pay interest at rates that are more responsive to market interest rates than the passbook accounts and fixed-rate, fixed-term certificates that were historically the Association's primary sources of deposits. The types of deposit currently offered by the Association include passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs") and certificates of deposit ranging in terms from 90 days to 10 years. Included among these savings programs are Individual Retirement Accounts ("IRAs") and Keogh accounts.

                  The following table sets forth information regarding the types of accounts offered by First Federal at December 31, 1995:

                                           Interest
                                            Rate at
Type of Account                          December 31,             Minimum Deposit
    and Term                                 1995                 to Open Account
- ---------------                          ------------             ---------------
Regular savings                                 2.50%                        $100
Club                                            2.50%                          --
NOW                                               --                         $500
MMDA                                       3.00-3.20%              $2,500-$75,000
Certificates of deposit:
         1 year or less                    3.85-5.50%                $500-$50,000
         Between 1 to 5 years              5.20-5.55%                $500-$50,000
         5 years or more                   5.40-5.70%                $500-$50,000

         The large variety of savings accounts offered by First Federal allows the Association to retain deposits and to be competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Association has become much more subject to short-term fluctuations in deposit flows, as customers have become more rate conscious. As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Association to attract and maintain deposits and the Association's cost of funds have been, and will continue to be, significantly affected by market conditions.

         The following table sets forth the distribution of the Association's deposits by type of deposit at the dates indicated:

                                             1995                      1994                   1993
                                    ----------------------     --------------------   --------------------
                                                    % of                      % of                  % of
                                    Balance       Deposits     Balance     Deposits   Balance     Deposits
                                    --------      --------     --------    --------   --------    --------
                                                                   (In Thousands)
Passbook/club accounts              $ 18,007        10.36%     $ 20,583     13.59%    $ 20,663       12.6%
NOW accounts                           5,723         3.29%        4,380      2.89%       4,466        2.7%
MMDAs                                 24,138        13.89%       30,793     20.33%      38,250       23.3%
Certificate of deposit
  accounts                           125,961        72.46%       95,704     63.19%     101,025       61.4%
                                    --------       ------      --------    ------     --------      -----

   Total                            $173,829       100.00%     $151,460    100.00%    $164,404      100.0%
                                    ========       ======      ========    ======     ========      =====

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                               Year Ended December 31,
                                    -----------------------------------------------------------------------
                                              1995                       1994                 1993
                                    -----------------------      ------------------   ---------------------
                                                    Average                 Average                 Average
                                    Average          Rate        Average     Rate     Average        Rate
                                    Balance          Paid        Balance     Paid     Balance        Paid
                                    --------         ----        --------    ----     --------       ----
                                                                 (In Thousands)
Passbook/club accounts              $ 18,827         2.66%     $ 21,263      2.62%    $ 21,172       2.94%
NOW and money market accounts         31,662         2.61%       40,507      2.68%      43,460       2.76%
Certificate of deposit
  accounts                           113,254         5.67%       94,102      4.70%     108,601       5.08%
                                    --------         ----      --------      ----     --------       ----
  Total                             $163,743         4.73%     $155,872      3.89%    $173,233       4.23%
                                    ========         ====      ========      ====     ========       ====

         The following table sets forth information relating to First Federal's deposit flows during the periods indicated:

                                                 Year Ended December 31,
                                          -------------------------------------
                                            1995          1994            1993
                                          --------      --------       --------
                                                      (In Thousands)
Increase (decrease) before
  interest credited                       $ 14,629      $(19,016)      $(25,629)

Interest credited                            7,740         6,072          7,340
                                          --------      --------       --------
Net increase (decrease)
  in deposits                             $ 22,369      $(12,944)      $(18,289)
                                          ========      ========       ========

         The principal methods used by First Federal to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates and convenient office locations and service hours. The Association also utilizes traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings. In addition, the Association utilizes highly targeted sales techniques, such as public seminars on investment topics and individual financial counseling.

         The Association's deposits are obtained primarily from persons who are residents of Pennsylvania. The Association does not advertise for deposits outside of Pennsylvania, and management believes that an insignificant amount of the Association's deposits were held by non-residents of Pennsylvania at December 31, 1995.

         The increase in deposits before interest credited in 1995 was primarily due to increased interest rates during 1995 which resulted in customers shifting funds from NOW and Money Market accounts and passbook/club accounts to higher yielding certificates of deposit and the Association more aggressivelytificates. The decrease in deposits before interest credited in 1994 and 1993 was due to management's decision not to price its deposit products at the upper end of the market as aggressively as other financial institutions in the Association's market area largely due to the lack of reinvestment opportunities available for the use of such high-priced deposits. In addition, the Association made use of various short-term FHLB advance programs rather than attract short-term deposits because short-term borrowings were less expensive than the incremental cost of growing retail deposits.

         The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at December 31, 1995 which mature during the periods indicated:

                                                                        Amounts at December 31, 1995 Maturing
                                      December 31,                            in Year Ending December 31,
                                   -------------------            -----------------------------------------------
                                   1995           1994            1996          1997        1998       Thereafter
                                   ----           ----            ----          ----        ----       ----------
                                                                       (In Thousands)
Certificates of
   deposit:
  2.00% to  4.00%               $  1,136         $14,787        $ 1,136       $    --      $    --       $    --
   4.01% to  6.00%                70,773          58,378         50,267        10,387        6,911         3,208
   6.01% to  8.00%                53,264          20,192         12,307        19,807       13,326         7,824
   8.01% to 10.00%                   788           2,337            222            15          329           222
 10.01% to 11.25%                     --              10             --            --           --            --
                                --------         -------        -------       -------      -------       -------
Total certificates
   of deposit                   $125,961         $95,704        $63,932       $30,209      $20,566       $11,254
                                ========         =======        =======       =======      =======       =======

- ------------------

(1) Includes $15.8 million of certificates of deposit with a balance of $100,000 or more, which mature as follows: three months or less, $0; over three months through six months, $2.0 million; over six months through one year, $2.7 million; and over one year, $11.1 million.

         The following table presents certain information concerning the Association's deposit accounts at December 31, 1995, including the weighted average interest rate of such accounts and the scheduled quarterly maturities of the certificate accounts:

                                                                                                     Weighted
                                                                               % of Total             Average
                                                          Amount                Deposits           Interest Rate
                                                         --------              ----------          -------------
                                                                             (In Thousands)
Passbook and club accounts                               $ 18,007                 10.36%                2.53%
NOW accounts                                                5,723                  3.29%                0.00%
MMDAs                                                      24,138                 13.89%                2.68%
                                                         --------                ------                 ----
 Total noncertificate accounts                           $ 47,868                 27.54%                2.30%
                                                         --------                ------                 ----
Certificate accounts maturing in
 the quarter ending:

  March 31, 1996                                         $ 18,019                 10.36%                5.49%
  June 30, 1996                                            21,036                 12.10%                5.65%
  September 30, 1996                                       14,645                  5.37%                5.37%
  December 31, 1996                                        10,232                  5.89%                5.34%
  March 31, 1997                                            4,824                  2.78%                5.55%
  June 30, 1997                                             5,065                  2.91%                6.20%
  September 30, 1997                                        7,626                  4.39%                6.05%
  December 31, 1997                                        12,694                  7.30%                6.19%
  March 31, 1998                                            5,616                  3.23%                6.40%
  June 30, 1998                                             8,777                  5.05%                6.69%
  September 30, 1998                                        3,052                  1.76%                5.84%
  December 31, 1998                                         3,121                  1.80%                5.65%
  Thereafter                                               11,254                  6.47%                6.46%
                                                         --------                ------                 ----
    Total certificate accounts                            125,961                 72.46%                5.85%
                                                         --------                ------                 ----

 Total deposits                                          $173,829                100.00%                4.87%
                                                         ========                ======                 ====

         Borrowings

         First Federal has in the past obtained advances from the FHLB of Pittsburgh based upon its holdings of capital stock in the FHLB of Pittsburgh, with the advances secured by a portion of its first mortgages. See "Regulation of the Association - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on either a fixed percentage of assets or the FHLB of Pittsburgh's assessment of First Federal's creditworthiness. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At December 31, 1995, the Association had outstanding advances and short-term borrowings from the FHLB of Pittsburgh amounting to $96.6 million.

         The Association utilizes short-term borrowings in the form of reverse repurchase agreements. These agreements generally have maturities of 30 to 90 days and are collateralized by a security interest in FHLMC, FNMA and GNMA participation certificates and notes.

         The following table sets forth certain information regarding the borrowings of the Association as of the dates indicated:

                                                          December 31,
                                               ---------------------------------
                                                 1995         1994         1993
                                               -------      -------      -------
                                                         (In Thousands)
Advances from FHLB
 of Pittsburgh                                 $68,861      $22,011      $24,600
Reverse repurchase agreements                     --         19,608         --
Other short-term borrowings                     27,705       45,372       46,295
                                               -------      -------      -------

     Total                                     $96,566      $86,991      $70,895
                                               =======      =======      =======

         The following table sets forth information concerning First Federal's FHLB advances and short-term borrowings for the periods indicated:

                                                                         Year Ended December 31,
                                                           --------------------------------------------------
                                                            1995                  1994                 1993
                                                           -------               -------              -------
                                                                         (Dollars in Thousands)
 FHLB advances:
  Average balance outstanding                              $46,178               $22,220              $21,319
  Maximum amount outstanding
   at any month-end during
   the period                                              $83,264               $24,100              $29,000
  Average interest rate during
   the period                                                 6.01%                 4.82%                5.56%

Reverse repurchase agreements:
  Average balance outstanding                              $11,690                $9,187              $   --
  Maximum amount outstanding
   at any month-end during
   the period                                              $25,754               $20,743              $   --
  Average interest rate during
   the period                                                 6.34%                 5.14%                 --

Short-term borrowings:
  Average balance outstanding                              $34,201               $34,307              $12,253
  Maximum amount outstanding
   at any month-end during
   the period                                              $42,299               $50,918              $48,879
  Average interest rate during
   the period                                                 6.56%                 4.84%                3.40%

 Total average FHLB advances, reverse
  repurchase agreements and
  short-term borrowings                                    $92,069               $65,714              $33,572

 Average interest rate of
  total average FHLB advances, reverse
  repurchase agreements and
  short-term borrowings                                       6.26%                 4.88%                4.77%

Subsidiaries

         OTS regulations permit the Association to invest up to 3% of its assets in the capital stock of, and secured and unsecured loans to, subsidiary corporations or service corporations, provided that at least one-half of the investments in excess of 1% of assets are utilized for community or inner-city purposes. In addition, federally chartered savings institutions which are in compliance with their regulatory capital requirements also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of the institution's regulatory capital. A savings institution meeting its minimum regulatory capital requirements also may make, subject to the loans-to-one borrower limitations, an unlimited amount of conforming loans to service corporations in which the lender does not own or hold more than 10% of the capital stock and certain other corporations meeting specified requirements.

         At December 31, 1995, the Association was authorized to have, exclusive of investments permitted for community or inner-city purposes, a maximum investment of $6.1 million in its subsidiaries and a maximum of $11.7 million in conforming loans. As of that date, the Association had invested approximately $253,000 in its subsidiaries. The Association also had no conforming loans to its service corporations outstanding at December 31, 1995. AMC was designated an operating subsidiary of the Association in 1993 because AMC engages in mortgage banking activity which is an allowable activity for thrifts. Therefore, the Association's investment in AMC is not subject to these limitations.

         At December 31, 1995, First Federal had two wholly-owned subsidiaries, First Harrisburg Service Corporation ("First Harrisburg"), which owns all of Second Harrisburg Service Corporation ("Second Harrisburg"), and AMC; all three of which are Pennsylvania corporations. Except for annuities, First Harrisburg is engaged in full service insurance sales through the operation of a small local agency. Also, First Harrisburg operates a title insurance agency. First Harrisburg, through INVEST Financial Corporation (INVEST), an independent registered securities broker dealer and/or its insurance subsidiaries, makes available a full line of securities and annuity products. Second Harrisburg is engaged in land development, and AMC is a mortgage banking operation.

         INVEST is not affiliated with First Federal or any of its subsidiaries. INVEST products are not deposits or obligations of or guaranteed by First Federal, involve investment risks, including the possible loss of principal, and are not FDIC insured.

         The Association, through First Harrisburg, continues to make available a full-service investment brokerage through an agreement with INVEST Financial Corp., a member of the Securities Industry Protection Corporation and National Association of Securities Dealers. Customers of the Association are able to buy and sell securities, and buy mutual funds and annuities, and other investment products through INVEST representatives at the Association. During 1995, such activities generated investment and security trades totalling $7.7 million and resulted in gross commissions of $139,000 and a net loss to the Association of $3,000.

         First Harrisburg operates First Financial Insurance Agency ("First Financial") a full service agency which offers a full line of insurance products, including home owners, automobile, life and disability. The Christian-Baker Company, under a 1995 management agreement with First Financial, manages First Financial's day-to-day operations.

         The primary business of Second Harrisburg has been land development. The following projects were active as of December 31, 1995:

         o Devonshire Heights is a joint venture to develop land located in Lower Paxton Township, Dauphin County, Pennsylvania into approximately 90 lots with a net carrying value of $92,000 at December 31, 1995. The project is expected to be completed in 1998. The land was acquired in 1989 at a cost of $550,000, which was split equally by Second Harrisburg and two other partners. Development costs and proceeds from the project are shared equally among the partners. 11 lots were sold in 1995, resulting in a total of 69 lots having been sold through December 31, 1995.

         o Emerald Point is a development of 32 townhouse lots in Harrisburg, Pennsylvania with a net carrying value of $72,000 at December 31, 1995. The project is expected to be completed in 1997. Five units have been constructed and sold as of December 31, 1995. There is an agreement to sell the remaining 13 lots to a local developer. This agreement requires the developer to pay Second Harrisburg $8,000 per lot when the developer sells a lot.

         o Ridgeview Estates is a joint venture to develop land in Selinsgrove, Pennsylvania into 40 single-family lots with a net carrying value of $31,000 at December 31, 1995. The land was acquired at a cost of $175,000 in 1989, which was split with Second Harrisburg and other partners, and the project is expected to be completed in 1996. All site improvements have been completed. Proceeds from the project will be shared equally among the partners. Two lots were sold in 1995, resulting in a total of 35 lots having been sold through December 31, 1995.

         Occasionally, Second Harrisburg has built single-family homes in its developments. Second Harrisburg also has rehabilitated and sold single-family homes that were acquired by the Association through foreclosure. At December 31, 1995, Second Harrisburg was not involved in these activities.

         AMC was formed in January 1988 as a full-service mortgage banking company with its main office in Blue Bell, Pennsylvania. During 1995, AMC originated or purchased 130.2 million in loans in Pennsylvania, Maryland, New Jersey and New York, consisting primarily of single-family residential loans. AMC also assumed the responsibility for originating loans in Lancaster and Harrisburg, Pennsylvania when the Association closed its loan origination office in Lancaster in 1988 and in Harrisburg in 1990. The loans originated by AMC are resold in the secondary market and are not intended to be held in the Association's portfolio. Accordingly, loans originated by AMC are accounted for as "loans held for sale" and are carried on the statement of financial condition at the lower of cost or estimated market value in the aggregate. During 1995, AMC sold $122.5 million of loans, which does not include $1.8 million sold to First Federal, and it had $12.9 million of loans held for sale at December 31, 1995.

         When AMC originates a loan, it is at risk, from the date of loan origination until the loan is sold, that rising interest rates will reduce the market value of the loan. In an effort to manage this risk, AMC generally obtains commitments from investors to purchase such loans at specified yields; such commitments are obtained prior to closing the loans. AMC typically pays a commitment fee to obtain an investor commitment, and it may sacrifice that fee if it is unable to fill the commitment. Alternatively, if AMC has committed to originate loans at specified yields, it may be required, in a rising interest rate environment, to discount lower interest rate loans to fill the commitment. AMC funds its loan originations through a line of credit issued by the Association, the amounts of which vary depending upon the level of mortgage loans held for sale by AMC.

Competition

         Federal legislation during the 1980s has given savings institutions the opportunity to compete on a more equal footing in many of the areas previously reserved for other types of financial intermediaries, mainly commercial banks. As a result, the competitive pressures among savings institutions, commercial banks and other financial institutions have increased significantly and are expected to continue to increase.

         The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") further eliminated many of the distinctions between commercial banks and savings institutions and holding companies thereof, reinforced certain competitive advantages of commercial banks over savings institutions and allowed bank holding companies to acquire savings institutions. As a result of FIRREA, the competition encountered by savings institutions has increased and both the number of savings institutions and the aggregate size of the thrift industry has decreased.

         First Federal's primary market area consists of southcentral Pennsylvania, which is where its home office and seven-branch offices are located, and secondarily in southestern Pennsylvania. Substantially all of First Federal's savings deposits are received from residents of its primary market area, and substantially all of its loans are secured by properties in this primary area.

         First Federal faces substantial competition both in the attraction of deposits and in the making of mortgage and other loans in its primary market area. Competition for the origination of real estate loans principally comes from other savings institutions, commercial banks and mortgage banking companies located in southcentral Pennsylvania. The Association's most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions located in southcentral Pennsylvania. In times of high interest rates, First Federal also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities.

         First Federal competes for loans principally through the interest rates and loan fees it charges on its loan programs. Further, First Federal believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each branch.

Employees

         At December 31, 1995, FHB had three unpaid executive officers, all of whom serve in the same capacity with the Association. At December 31, 1995, First Federal had 146 full-time employees and 27 part-time employees. None of these employees is represented by a collective bargaining agent or union, and the Association believes it enjoys harmonious relations with its personnel.

                            REGULATION OF THE COMPANY

General

         FHB is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, FHB is registered with the OTS and is subject to OTS examination and supervision as well as certain reporting requirements. As a SAIF-insured subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in dealing with FHB and with other persons affiliated with the Association, and the Association is subject to examination and supervision by the OTS and the FDIC.

         The HOLA prohibits a savings and loan holding company, directly or indirectly, from (1) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, or (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by SAIF) or holding company thereof or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval. A savings and loan holding company may not acquire as a separate subsidiary an insured institution which has its principal office located outside of the state where the principal offices of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC or the OTS,
(ii) if the holding company controlled (as defined) such insured institution as of March 5, 1987, or (iii) when the laws of the state in which the insured institution to be acquired is located specifically authorize such an acquisition. Recent legislation permits any federal savings institution to acquire or be acquired by any insured depository institution. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any SAIF-insured institution which is not a subsidiary of such holding company. If the OTS approves such an acquisition, any holding company controlled by such officer, director or person shall be subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

Transactions with Affiliates

         Section 11 of the HOLA, as amended by FIRREA, provides that transactions between an insured subsidiary of a savings and loan holding company and an affiliate thereof are subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an affiliate, as defined, to an amount equal to 10% of such institution's capital and surplus and an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions that apply to member banks pursuant to Sections 23A and 23B, three other restrictions apply to savings institutions, including those that are part of a holding company organization. First, savings institutions may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings institutions may not purchase or invest in affiliate securities except those of a subsidiary. Finally, the Director of the OTS is granted authority to impose more stringent restrictions for reasons of safety and soundness. In addition, OTS regulations implementing Sections 23A and 23B also impose various recordkeeping and notice requirements on the Association and require prior notice of affiliate transactions for certain savings institutions. These provisions have not had a material impact upon the Association's operations.

         Extensions of credit by the Association to executive officers, directors and principal shareholders are now subject to Sections 22(g) and (h) of the Federal Reserve Act, which, among other things, generally prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral. In addition, any loans to such persons made by the Association on or after August 9, 1989 must be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other nonaffiliated persons. At December 31, 1995, the Association had 10 loans or lines of credit with an aggregate balance of $184,000 outstanding to its executive officers and directors and members of their immediate families.

Activities Limitations

         Unless and until FHB acquires as a separate subsidiary another savings institution, the Company will be a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company if its insured subsidiary is a "qualified thrift lender" as defined below.

         If FHB acquires as a separate subsidiary another insured institution, the Company would then be a multiple savings and loan holding company, subject to limitations on the types of business activities in which it may engage. Among other things, a multiple savings and loan holding company or subsidiary thereof which is not an insured institution generally may not commence, or continue beyond a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. These restrictions do not apply to a multiple savings and loan holding company if (i) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions and (ii) all of its insured institution subsidiaries are qualified thrift lenders ("QTL").

         If an insured institution subsidiary of a unitary savings and loan holding company fails to meet the QTL test specified in the HOLA and regulations promulgated thereunder, then such unitary holding company also would become subject to the activity restrictions applicable to multiple savings and loan holding companies and would have to register as a bank holding company.

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every twelve months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Pittsburgh; and direct or indirect obligations of the FDIC. In addition, the following assets may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of investments in service corporations that meet certain housing-related standards; 200% of loans related to the acquisition, development and construction of one- to four-family housing meeting certain low-income standards; 200% of certain loans in areas where credit needs of low and moderate income residents are not being adequately met; 100% of certain loans for the purchase or construction of churches, schools, nursing homes and hospitals; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1995, the Association's qualified thrift investments were approximately 97.0% of its tangible assets, and the Association does not anticipate any difficulty in continuing to meet the QTL test.

         Any savings institution failing to meet the QTL test must either convert to a bank (other than a savings bank) or be prohibited, effective immediately upon its failure to qualify, from (i) engaging in any new activities or branching or paying dividends, in each case to the extent not permissible for national banks, and (ii) obtaining any new FHLB advances. In addition, beginning three years after failing to qualify, a savings institution may not retain any investment or engage in any activities not permissible for national banks and must repay any outstanding FHLB advances as promptly as can be prudently done consistent with safe and sound operation of the savings institution. The holding company of a savings institution failing to qualify as a QTL must register as a bank holding company within one year of its failure to qualify. If a savings institution converts to a bank, it must continue to pay SAIF premium assessments at least until the SAIF meets or exceeds its designated reserve ratio, which is not expected to occur until 2002 in the absence of new legislation. Any savings institution that fails the QTL test but later requalifies is no longer subject to the penalties described above provided that it continuously thereafter meets the QTL test.

         Under FIRREA, a savings and loan holding company may acquire up to 5% of the voting shares of any savings institution or savings and loan holding company not a subsidiary thereof without prior regulatory approval. Another provision of FIRREA permits a savings and loan holding company to acquire up to 15% of the voting shares of certain undercapitalized savings institutions.

                          REGULATION OF THE ASSOCIATION

General

         The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations, and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

         FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. See "Business -Lending Activities - Lending Programs and Policies" for a discussion of the limitations.

         The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

         On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the Bank Insurance Fund ("BIF"); the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level. See " - Regulatory Capital Requirements - Prompt Corrective Action."

Insurance of Accounts

         The deposits of the Association are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, savings institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy savings institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The Association's insurance premium for each of the two semi-annual periods in 1994 and 1995 was .23% of insured deposits.

         The Resolution Trust Corporation ("RTC") Completion Act (the "RTC Completion Act") authorized $8.0 billion in funding for the SAIF. However, such funds only become available to the SAIF if the Chairman of the FDIC certifies that the funds are needed to pay for losses of the SAIF; SAIF members are unable to pay additional premiums to cover such losses without an adverse effect on such institutions; and the premium increase could reasonably be expected to result in greater losses to the government. The funds are authorized through fiscal year 1998, or until the SAIF's reserve ratio equals 1.25%, whichever occurs first, and the funds may only be used to pay for losses at failed thrifts. Under the RTC Completion Act, SAIF members, such as the Association, could be required to pay higher deposit insurance premiums in the future.

         The deposits of the Association are currently insured by the SAIF. Both the SAIF and BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

         On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduces deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996. Accordingly, in the absence of further legislative action, SAIF members such as the Association will be competitively disadvantaged as compared to commercial banks by the resulting premium differential.

         The U.S. House of Representatives and Senate provided for a resolution of the recapitalization of the SAIF in the Balanced Budget Act of 1995 (the "Reconciliation Bill"), which was sent to the President on November 29, 1995. The President vetoed the Reconciliation Bill for reasons unrelated to the capitalization of the SAIF. The Reconciliation Bill provided that all SAIF member institutions would pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it is currently anticipated that the amount of the special assessment required to recapitalize the SAIF would be approximately 75 to 85 basis points of the SAIF-assessable deposits. The special assessment was to have been payable on January 1, 1996, based on the amount of SAIF deposits on

March 31, 1995. It is anticipated that after the recapitalization of the SAIF, premiums of SAIF-insured institutions would be reduced comparable to those currently being assessed BIF-insured commercial banks.

         The Reconciliation Bill also provided for the merger of the BIF and SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. The Banking Committees of the House of Representatives and the Senate in adopting the Reconciliation Bill agreed that Congress should consider and act upon separate legislation as early as possible in 1996 to eliminate the thrift charter. If adopted, such legislation would require that the Association, as a savings and loan association, convert to a bank charter. Such a requirement to convert to a bank charter could cause savings institutions to lose favorable tax treatment for their bad debt reserves that they currently enjoy under Section 593 of the Internal Revenue Code of 1986, as amended (the "Code").

         While the outcome of the proposed legislation cannot be predicted with certainty, it is likely that some kind of legislative or regulatory action will be undertaken that will impact the Association's insured deposits. Based on March 31, 1995 deposits, a one-time special assessment of 85 basis points would result in the Association paying approximately $1.4 million gross of related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment. Nevertheless, management does not believe that this one-time charge to the Association, if incurred, will have a material adverse effect on the Company's consolidated financial condition.

         In light of the different proposals currently under consideration and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Association.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Association's deposit insurance.

Regulatory Capital Requirements

         Federally-insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings association's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S.
Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk- based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated market value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than 'normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk components. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

         The following table sets forth the Association's compliance with each of the above-described capital requirements at December 31, 1995.

                                                        Regulatory
                                           --------------------------------------
                                           Tangible        Core        Risk-Based
                                           Capital       Capital(2)    Capital(3)
                                           --------      ----------    ----------
                                                  (Dollars in Thousands)
GAAP capital                               $ 25,389      $ 25,389      $ 25,389
Nonallowable Assets:
   Assets of parent                          (2,191)       (2,191)       (2,191)
   Equity in nonincludable
      subsidiaries                             (253)         (253)         (253)
   Purchased servicing
      rights--excess                            (19)          (19)          (19)
  Nonallowable Liabilities:
   Liabilities of parent                        258           258           258
Additional capital items:
   Unrealized gain on securities
      available for sale                       (201)         (201)         (201)
   General valuation
      allowances                               --            --           1,004
                                           --------      --------      --------
Regulatory capital--computed                 22,983        22,983        23,987
Minimum capital requirement                   4,531         9,061        15,767
                                           --------      --------      --------
Regulatory capital--excess                 $ 18,452      $ 13,922      $  8,220
                                           ========      ========      ========

Regulatory capital as a percentage (1)         7.61%         7.61%        12.17%

Minimum capital required as a
   percentage                                  1.50%         3.00%         8.00%

Regulatory capital as a percentage
   in excess of requirement                    6.11%         4.61%         4.17%

- --------------

(1) Tangible capital and core capital are computed as a percentage of adjusted total assets of $302.0 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $197.1 million.

(2) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized." See "- Prompt Corrective Action."

(3) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

         Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of taxes, on debt securities reported as a separate component of GAAP capital. This change in policy did not materially affect the Association's regulatory capital at December 31, 1995.

         Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk- based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         The Association is currently a well capitalized institution and as such is not subject to the above mentioned restrictions.

Safety and Soundness

         On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the FDIC, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Association would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. Legislation enacted in 1994: (1) authorizes the agencies to establish safety and soundness standards by regulation or guideline for all insured depository institutions; (2) gives the agencies greater flexibility in prescribing asset quality and earnings standards by eliminating the requirement that agencies establish quantitative standards; and (3) eliminates the requirement that the standards referenced above apply to depository institution holding companies. The agencies have published a final rule and interagency guidelines ("Guidelines"), as well as proposed asset quality and earning standards which will be added to the Guidelines when finalized. The final rule and Guidelines became effective on August 9, 1995.

         Under the Guidelines and final rule of the OTS, if an insured savings institution fails to meet any of the standards promulgated by the Guidelines, then the OTS may require such institution to submit a plan within 30 days (or such different period specified by the OTS) specifying the steps it will take to correct the deficiency. In the event that an institution fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the OTS, the OTS must order the institution to correct the deficiency and may (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Association believes that it is in compliance with the Guidelines and final rule as adopted.

Liquidity Requirements

         All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Association's average daily liquidity ratio in 1995 ranged from 10.3% to 12.1% on a monthly basis.

Capital Distributions

         OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Generally, a savings association that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 associations) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1995, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without
explicit  OTS  approval.   See  "-  Regulatory  Capital  Requirements."

         Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the association is to meeting its fully phased-in capital requirements. Tier 3 associations, which are associations that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 association because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

         In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

         The Association believes that it is currently deemed to be a Tier 1 institution.

         On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "-Prompt Corrective Action." Because the Association is a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

Branching by Federal Associations

         OTS policy permits interstate branching to the full extent permitted by the statute (which is essentially unlimited). Generally, federal law prohibits federal savings associations from establishing, retaining or operating a branch outside the state in which the federal association has its home office unless the association meets the Internal Revenue Service's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled thrift (however, if the troubled association is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the thrift is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal association were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the association's conversion to a federal charter.

         Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Federal Home Loan Bank System

         The Association is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1995, the Association had $96.6 million of advances, reverse repurchase agreements and other short-term borrowings with the FHLB.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1995, the Association had $4.8 million in FHLB stock, which was in compliance with this requirement.

         As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the year ended December 31, 1995, dividends paid by the FHLB of Pittsburgh to the Association totalled $321,000, compared to $204,000 in 1994.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

                                    TAXATION

Federal Taxation

         General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Company and the Association.

         Fiscal Year. The Company and the Association and its subsidiary currently file a consolidated federal income tax return on the basis of a fiscal year ending on December 31.

         Bad Debt Reserves. Savings institutions, such as First Federal, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the Association's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Association's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the Association's annual bad debt deduction.

         Under the experience method, the deductible annual addition to First Federal's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of (i) the balance of the Association's reserve account at the close of the "base year", which was its tax year ended December 31, 1987, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This results generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of December 31, 1995, at least 60% of the Association's assets were "qualifying assets" as defined in the Code, and the Association anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Association may be required to restore some portion of its bad debt reserve to taxable income in the future.

         Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Association in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

         First Federal has generally used the percentage of taxable income method with respect to qualifying real property loans. In future years, the Association intends to utilize whatever available method provides the maximum tax benefits. At December 31, 1995, the federal income tax reserves of First Federal included $4.0 million for which no federal income tax has been provided.

         Under the Reconciliation Bill, the percentage of taxable income method would be repealed and the Association would be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Association would be unable to make additions to its tax bad debt reserve, would be permitted to deduct bad debts only as they occur and would additionally be required to recapture (i.e., take into income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the proposed legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996, in which the Association originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996. It is anticipated that any recapture of the Association's bad debt reserves accumulated after 1987 would not have material adverse effect on the Company's consolidated financial condition and results of operations.

         Distributions. If the Association were to distribute cash or property to its stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the Association's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         Minimum Tax. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. The Company has utilized all net operating loss ("NOL") carryforwards of its subsidiaries. At December 31, 1995, the Company had no NOL carryforwards for federal income tax purposes.

         Capital Gains and Corporate Dividends-Received Deduction. Corporate net capital gains are taxed at a maximum rate of 35%. The corporate dividends-received deduction is 80% in the case of dividends received from 80% or less owned corporations, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         Other Matters. Other changes in the system of federal income taxation that could significantly affect the Association's business include the current disallowance of any interest deduction to individuals with respect to interest incurred for consumer loans, such as automobile loans and personal loans. Interest continues to be deductible for loans secured by the principal or secondary residence of the taxpayer, but is subject to certain limitations. Other limitations apply to the deduction of interest incurred with respect to certain passive investments. Further, 100% of a savings institution's interest expense attributable to certain tax-exempt obligations acquired after August 7, 1986 is disallowed. The deduction for contributions to IRAs by individuals who are covered by employer-sponsored retirement plans and whose income exceeds specified levels has been discontinued. However, the income on contributions of these individuals will continue to be exempt from tax until withdrawn.

           The Company's federal income tax returns for its tax years ended 1992, 1993, 1994 and 1995 are open under the statute of limitations and are subject to review by the IRS.

         The Company  reached an  agreement  with the Internal  Revenue  Service
(IRS) in 1992 on a petition of refund which the Company had filed for the years ended December 31, 1988 and 1987. The refund of $452,000 plus interest was received in the second quarter of 1993.

State Taxation

         The Company is a Pennsylvania corporation subject to capital stock tax and corporate net income tax. Capital stock tax is based on a formula using the net worth of the Company and capitalized earnings, applying a rate of 1.275%. Pennsylvania's corporate net income tax was 9.99% and 11.99% for 1995 and 1994, respectively.

         The Association is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, which for 1995 and 1994 imposes a tax at the rate of 11.5% on the Association's net earnings, determined in accordance with GAAP, as shown on its books. Net operating losses may be carried forward and allowed as a deduction for three succeeding years. This Act exempts the Association from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

Item 2.  Properties.

         At December 31, 1995, First Federal conducted its business from its main office in Harrisburg, Pennsylvania and seven other full-service offices located in central Pennsylvania. At such date, the Association owned the building and land for four of its offices and leased its remaining properties. In addition, the Association's AMC subsidiary leases its offices in Blue Bell, PA.

         The following table sets forth the net book value (including leasehold improvements) and certain other information regarding the Association's office facilities at December 31, 1995.

                                                                                Net Book Value of
                                                                                 Property Owned
                                           Owned               Lease              or Leasehold               % of Total
                                            or              Expiration           Improvements at             Deposits at
Office Locations                           Leased              Date             December 31,1995          December 31,1995
- ----------------                           ------           ----------          -----------------         ----------------
                                                                                 (In thousands)
Main office:
  234 North Second Street                  Owned              --                      $1,003                       18.6%
  Harrisburg, PA 17108

Branch offices:
  526 South 29th Street                    Owned              --                         197                       12.7
  Harrisburg, PA 17103

  3100 Market Street                       Owned              --                         212                       19.9
  Camp Hill, PA 17011

  4907A Jonestown Road                     Leased            5/01/96                      41                       17.7
  Harrisburg, PA 17109

  114 West Chocolate Avenue                Owned              --                         219                        9.1
  Hershey, PA 17033

  Camp Hill Shopping Mall                  Leased            6/30/96                      28                       14.1
  32nd Street & Trindle Road
  Camp Hill, PA  17011

  Beaufort Farms Plaza                     Leased            2/28/97                      68                        5.2
  2017 Linglestown Road
  Harrisburg, PA  17110

  Silver Spring Commons                    Leased            9/30/97                      79                        2.7
  6520 Carlisle Pike
  Mechanicsburg, PA  17055

    AVSTAR Mortgage Corp.
  1777 Sentry Parkway West                 Leased            1/31/98                     177                         --
  Dublin Hall, Suite 200                                                              ------                      -----
  Blue Bell, PA  19422-0708

              TOTAL                                                                   $2,024                      100.0%
                                                                                      ======                      =====

        The Association currently intends to open additional strategically located branch offices within the next few years. However, there can be no assurance that any other additional offices will be opened within the time period contemplated.

Item 3. Legal Proceedings.

        Neither the Company nor any of its subsidiaries are involved in any pending legal proceedings other than immaterial legal proceedings occurring in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.


PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The information required herein is incorporated by reference from pages 36 to 37 of the Company's 1995 Annual Report attached hereto as Exhibit 13.


Item 6. Selected Financial Data.

        The information required herein is incorporated by reference from page 37 to 38 of the Company's 1995 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required herein is incorporated by reference from pages 29 to 36 of the Company's 1995 Annual Report.


Item 8. Financial Statements and Supplementary Data.

        The information required herein is incorporated by reference from pages 1 to 28 of the Company's 1995 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

See Exhibit 99.1.


Item 11. Executive Compensation.

See Exhibit 99.1.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

See Exhibit 99.1.


Item 13. Certain Relationships and Related Transactions.

See Exhibit 99.1 Pages.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)  Documents Filed as Part of this Report

        (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at December 31, 1995 and 1994

         Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements

        (2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

        (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.            Exhibits                                                        Page
- -----          --------                                                        ----
 3(a)          Articles of Incorporation, as amended                            *
  (b)          Bylaws, as amended                                               *
 4             Specimen Stock Certificate                                       *
10(a)          1986 Key Employee Stock Compensation Program                     **
  (b)          Employment agreement with Robert H. Trewhella                    ***
  (c)          Employment agreement with Stephen J. Carroll                     ***
  (d)          Employment agreement with J. Warren Dean                         *
  (e)          Employment agreement with J. Frederic Redslob                    ***
  (f)          1990 Key Employee Stock Compensation Program                     **
  (g)          1990 Directors' Stock Option Plan                                *****
  (h)          Pension Plan                                                     **
  (i)          Employee Stock Ownership Plan                                    ****
  (j)          Directors' Retirement Plan                                       **
  (k)          Deferred Compensation Trust Agreement                            **
  (l)          Deferred Compensation Agreement with Raphael S. Aronson          **
  (m)          Deferred Compensation Agreement with Bruce S. Isaacman           **
  (n)          Deferred Compensation Agreement with Robert H. Trewhella         **
13             1995 Annual Report
21             Subsidiaries of the Registrant - Reference is made to Item 1.
                 "Subsidiaries" for the required information
23             Independent Auditors Consent

99.1           Form 10-K Part III Items 10 through 13

*        Incorporated   herein  by  reference   from  the  Company's   Form  8-B
         Registration Statement under the Securities Exchange Act of 1934, as amended, filed with the SEC on August 18, 1989.

** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

*** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

**** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

***** Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


         (b)     Not applicable.

         (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

         (d) There are no other financial statements and financial statement schedules which were excluded from the 1995 Annual Report which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRST HARRISBURG BANCOR, INC.



March 27, 1996                              By: /s/ Patrick J. Aritz
                                                --------------------------------
                                                   Patrick J. Aritz
                                                   Director, President and Chief
                                                   Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Aritz                              March 27, 1996
- ---------------------------
Patrick J. Aritz
Director, President and Chief
Executive Officer


/s/ Bruce S. Isaacman                             March 27, 1996
- ---------------------------
Bruce S. Isaacman
Chairman of the Board


/s/ J. Frederic Redslob                           March 27, 1996
- ---------------------------
J. Frederic Redslob
Secretary and Treasurer
(principal financial and
accounting officer)


/s/ Raphael S. Aronson                            March 27, 1996
- ---------------------------
Raphael S. Aronson
Director


/s/ J. Douglass Berry                             March 27, 1996
- ---------------------------
J. Douglass Berry
Director


/s/ John Butler Davis                             March 27, 1996
- ---------------------------
John Butler Davis
Director


/s/ Leonard Kessler                               March 27, 1996
Leonard Kessler
Director


/s/ Robert H. Trewhella                           March 27, 1996
- ---------------------------
Robert H. Trewhella
Director